Form 10QSB/A
period 1998-09-30
ABERDEEN ACQUISITION CORP /DE/
filed 1999-01-26
CIK 1054825

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

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

     Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     Before the company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not merge with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.


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

Dated:  January 25, 1999