Form 10QSB
period 1999-03-31
ABERDEEN ACQUISITION CORP /DE/
filed 1999-05-13
CIK 1054825

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              March 31, 1999

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


             Class                        Outstanding at March 31, 1999

Common Stock, par value $0.0001                    5,000,000

                      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      ABERDEEN ACQUISITION CORPORATION
                               Balance Sheet
                              March 31, 1999
                                (Unaudited)

          ASSETS
               Cash                                   $ 808
          Total assets                                $ 808


          LIABILITIES
               Current                                $ -0-
               Long-term                                -0-
          Total Liabilities                           $ -0-

          Stockholders' Equity
           Preferred Stock, $.0001 par
             value, 20,000,000 authorized,
             none issued and outstanding                --
           Common Stock, $.0001 par value
             100,000,000 authorized,
             5,000,000 isued and outstanding           $500
          Additional paid in capital                    500
          Accumulated deficit during
               development stage                        192

          Total Stockholders' Equity                  $ 808

          Total Liabilities and Stockholders'
               Equity                                 $ 808



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


Note 2 - Common Stock Issued

The Company has authorized 100,000,000 shares of Common Stock having a par value of $.0001 per share and 20,000,000 shares of preferred stock having a par value $.0001 per share. As of March 31, 5,000,000 shares of Common Stock had been issued and are outstanding.


Note 3 - No Costs Incurred

As of March 31, 1999, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company. Past and current expenses of the Company have been and will be paid by existing shareholders of the Company, and will be treated as additional paid-in capital from such shareholders.

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

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

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

Dated:  May 12, 1999