Form 10QSB
period 1999-06-30
ABERDEEN ACQUISITION CORP /DE/
filed 1999-08-13
CIK 1054825

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              June 30, 1999

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


             Class                        Outstanding at June 30, 1999

Common Stock, par value $0.0001                    5,000,000

                      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      ABERDEEN ACQUISITION CORPORATION
                               Balance Sheet
                              June 30, 1999
                                (Unaudited)

          ASSETS
               Cash                                   $ 772
          Total assets                                $ 772


          LIABILITIES
               Current                                $ -0-
               Long-term                                -0-
          Total Liabilities                           $ -0-

          Stockholders' Equity
           Preferred Stock, $.0001 par
             value, 20,000,000 authorized,
             none issued and outstanding                --
           Common Stock, $.0001 par value
             100,000,000 authorized,
             5,000,000 isued and outstanding           $500
          Additional paid in capital                    500
          Accumulated deficit during
               development stage                        228

          Total Stockholders' Equity                  $ 772

          Total Liabilities and Stockholders'
               Equity                                 $ 772



Note 1 - The Company

The Company is in its developmental stage, and has had no revenue and has incurred no expenses to date. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company whose securities are qualified for trading in the United States secondary market.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.


Note 2 - Common Stock Issued

The Company has authorized 100,000,000 shares of Common Stock having a par value of $.0001 per share and 20,000,000 shares of preferred stock having a par value $.0001 per share. As of June 30, 1999, 5,000,000 shares of Common Stock had been issued and are outstanding.


Note 3 - No Costs Incurred

As of June 30, 1999, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company. Past and current expenses of the Company have been and will be paid by existing shareholders of the Company, and will be treated as additional paid-in capital from such shareholders.

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

     The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

     Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency;
(5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there may be a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

     A private company which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a reporting company.

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

     The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will seek to cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin
Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

     Before the company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.


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

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.

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

Dated:  August 12, 1999