Form 10QSB
period 1999-09-30
ABERDEEN ACQUISITION CORP /DE/
filed 1999-11-12
CIK 1054825

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              September 30, 1999

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


             Class                        Outstanding at September 30, 1999

Common Stock, par value $0.0001                    5,000,000

                      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      ABERDEEN ACQUISITION CORPORATION
                               Balance Sheet
                              September 30, 1999
                                (Unaudited)

          ASSETS
               Cash                                   $ 736
          Total assets                                $ 736


          LIABILITIES
               Current                                $ -0-
               Long-term                                -0-
          Total Liabilities                           $ -0-

          Stockholders' Equity
           Preferred Stock, $.0001 par
             value, 20,000,000 authorized,
             none issued and outstanding                --
           Common Stock, $.0001 par value
             100,000,000 authorized,
             5,000,000 isued and outstanding           $500
          Additional paid in capital                    500
          Accumulated deficit during
               development stage                        264

          Total Stockholders' Equity                  $ 736

          Total Liabilities and Stockholders'
               Equity                                 $ 736



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


Note 2 - Common Stock Issued

The Company has authorized 100,000,000 shares of Common Stock having a par value of $.0001 per share and 20,000,000 shares of preferred stock having a par value $.0001 per share. As of September 30, 1999, 5,000,000 shares of Common Stock had been issued and are outstanding.


Note 3 - No Costs Incurred

As of September 30, 1999, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company. Past and current expenses of the Company have been and will be paid by existing shareholders of the Company, and will be treated as additional paid-in capital from such shareholders.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act).

     The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

     Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include

     (1) the ability to use securities to make acquisition of assets or businesses;
     (2) increased visibility in the financial community;
     (3) the facilitation of borrowing from financial institutions;
     (4) improved trading efficiency;
     (5) the potential for shareholder liquidity;
     (6) greater ease in subsequently raising capital;
     (7) compensation of key employees through options for stock for which there may be a public market;
     (8) enhanced corporate image; and,
     (9) a presence in the United States capital market.

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

     The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

Dated:  November 12, 1999