Form 10KSB
period 1999-12-31
KURCHATOV RESEARCH HOLDINGS LTD /DE/
filed 2000-04-14
CIK 1054825

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999      Commission File No. 0-23761

                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                (Name of small business issuer in its charter)

Delaware                                            13-4000208
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                          Taubenstrasse 20, D-10117
                               Berlin, Germany
                   (Address of principal executive offices)
                 Issuer's telephone number:   49 30 201-7780

                      Kurchatov Research Holdings, Ltd.
                           (Former name of issuer)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock
                                                             (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   ;  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:                  $ 0

At March 31, 2000 there were 5,705,971 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $15,691,420 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $2.75 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes;  No;
                         Not applicable

At March 31, 2000, a total of 15,085,911 shares of registrant's common stock were outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes; No  X


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

                                  PART I

ITEM 1.      Description of Business

Acquisition of Aberdeen Acquisition Corporation

             Pursuant to an Agreement and Plan of Reorganization, Kurchatov Research Holdings, Ltd. ("Kurchatov") acquired all the outstanding shares of common stock of Aberdeen Acquisition Corporation ("Aberdeen"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 400,000 shares of common stock of Kurchatov (the "Acquisition"). As a result, Aberdeen became a wholly-owned subsidiary of Kurchatov. The Acquisition was effective on January 14, 2000 and was intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

             Subsequent to the Acquisition, Kurchatov changed its name to Advanced Technology Industries, Inc. ("ATI"). All references to ATI hereinafter shall include Kurchatov prior to its change in name.

        The consideration exchanged pursuant to the Acquisition was negotiated between Aberdeen and Kurchatov. In evaluating the Acquisition, Aberdeen used criteria such as the value of assets of Kurchatov, Kurchatov's ability to recognize patentability and merchantability of a technology or an invention, Kurchatov's ability to compete in the market for new technologies, the unique nature of Kurchatov's products and developing technologies, Kurchatov's anticipated business operations, and Kurchatov's management's experience and reputation in the technology transfer market. In evaluating Aberdeen, Kurchatov placed a primary emphasis on Aberdeen's status as a reporting company under the Section 12(g) of the Securities Exchange Act of 1934, as amended, and Aberdeen's facilitation of Kurchatov's becoming a reporting company under the Act.

             Kurchatov had 15,885,911 shares of common stock issued and outstanding prior to the Acquisition, and 16,285,911 shares issued and outstanding following the Acquisition.

             Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Kurchatov became the successor issuer to Aberdeen.

             The Acquisition occurred after December 31, 1999, and as of December 31, 1999 Aberdeen Acquisition Corporation was the reporting company. Kurchatov filed a Current Report on Form 8-, as amended, reporting the Acquisition and containing audited financial statements and a description of its business and management.

Aberdeen Acquisition Corporation

             Aberdeen was incorporated on December 3, 1997 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Aberdeen was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of registered securities. It has been in the developmental stage since its inception.

        On February 10, 1998, Aberdeen voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities Exchange Act of 1934 which became automatically effective 60 days after its filing.

             At December 31, 1999, Aberdeen had no operating history nor any revenues or earnings from operations. Aberdeen had no significant assets
or financial resources.   The sole shareholder of Aberdeen had agreed to pay
all expenses incurred by it until a business combination was effected without any expectation of repayment to it by Aberdeen.

             In 1999, Aberdeen sought to locate and negotiate with a business entity for the combination of that target company with it.

ATI

             ATI (the "Company") is a development-stage company, incorporated under the laws of the State of Delaware on October 10, 1995. ATI was organized to identify, assess, acquire and capitalize on innovative technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating in Israel, Russia and Germany.

        Until recently, the Company had been principally engaged in identifying, reviewing and assessing technologies for their commercial applicability and potential.

        The Company has acquired interests in two technologies relating to thick film heating elements and organic waste processing with generation of fuel products ("Flexitech's PHE Technology" and "Pirocat's Organic Waste Conversion Technology," respectively). As of December 3, 1999, the Company has transferred its ownership interest in a certain silicon compound ("EKOR Compound") back to Eurotech, Ltd. a technology holding company that owned exclusive rights in the EKOR Compound.

1. Israeli Technologies

        A. Flexitech's PHE Technology. This technology allows for the application of a proprietary polymer thick film onto a polymer, ceramic or metal surface, which, when charged with an energy source, emits heat. The surface to which the film is applied becomes a heating element, thereby allowing for the application of heat directly to the surface to be heated. The more energy is supplied to the polymer film, the higher the temperature. The heating element involved is highly conductive, flexible and energy efficient. The proprietary film which forms the basis of the PHE technology can be printed onto hard-to-reach areas which permits the PHE technology to be intimately applied onto multidimensional surfaces. The advantages of the PHE technology over the existing heat sources include its higher heat dissipation from the unit surface on the surface to be heated, its durability, versatility, very low thermal mass and high price competitiveness with similar heat technologies. The commercial applications of the PHE technology may include consumer heating appliances, automotive industry for heated rear view mirrors, industrial machinery requiring heating elements.

        B. Pirocat's Organic Waste Conversion Technology. Organic Waste Conversion technology represents a process whereby organic elements present primarily in plastics are converted into liquid fuel base products which are used to make market grade gasoline, diesel fuel and fuel oils. The process is based on pyrolisis and catalytic cracking of the hydrocarbons and fluidized bed technologies which have been in use for many years. More specifically, pyrolisis is the process of heating plastic into a liquid. Once liquified, plastic is subjected to catalytic cracking whereby the plastic is broken down to elemental components, including hydrocarbons which comprise fuels such as gasoline. The process appears to offer oil products that are both ecologically cleaner and more economical to produce. The advantages of this conversion technology include better environmental characteristics, higher quality fuel, relative simplicity and low costs of operating.

2. EKOR Compound Technology.

        A. Silicon Compound Technology (the "EKOR Compound"). EKOR Compound is a patented silicon geo-polymer developed by scientists at the Kurchatov Research Institute in Moscow, Russia, specifically for containment of ecologically hazardous radioactive materials that persist from the 1986 explosion of the Chernobyl Nuclear Power Plant Reactor 4 in Chernobyl, Ukraine. Application of the EKOR Compound foam layer is intended to contain radioactive dust in an enclosed area by forming a permanent barrier between the soil and the air thus trapping the contamination. In testings conducted at the Kurchatov Research Institute, the EKOR Compound has been shown to be highly resistant to radiation and structural degradation from exposure to radiation, fire-resistant, water-proof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties. In high dosage radiation tests, the EKOR Compound has met or exceeded all specifications for containment materials developed by the Chernobyl authorities. Eurotech Ltd. has exclusive licensing rights to the production and application of this compound and is marketing it to the nuclear waste industry as the only tested material capable of containing radioactive waste for hundreds of years.

KEY AGREEMENTS AND TERMS

        In the effort to accomplish its formation goals, the Company has acquired ownership interests in the companies and technologies described below.

        Israeli Heating Elements and Waste Conversion Agreements. The Company has entered into agreements with Ofek Le-Oleh Foundation, Ltd. (the "Foundation"), an Israeli incubator company with an authority to manage and distribute Israeli government funds needed to create infrastructure for the incubation technologies. The Foundation holds a 20% ownership interest in two Israeli companies, Flexitech, Ltd. ("Flexitech"), and Pirocat, Ltd. ("Pirocat"). Under the terms of the agreements with the Foundation, the Company acquired 20% equity interest in certain technologies developed by Flexitech and Pirocat. Flexitech has developed a heating element which can be printed on a thin film substrate and Pirocat has developed a technology which allows for conversion of plastic waste into fuel which can be used to produce gasoline, diesel fuel and heating oil.

        Under the terms of the agreements with those companies, the Company received 20% of each of Flexitech's and Pirocat's common equity in exchange for a $60,000 investment in Flexitech and Pirotech. The $60,000 investment is payable in four payments of $15,000 to each company involved. The first such payment has been paid to each Israeli company. In addition, the Company also obtained an option to purchase additional 20% to 25% of the common equity of either or both Israeli companies for a sum to be determined in the future. This option is exercisable for a period of 90 days commencing after the first year of the period during which Flexitech and Pirocat receive financing from the government of Israel. Such sale of the common equity of both Flexitech and Pirocat requires consent of the Chief Scientist of the Israeli Ministry of Commerce and Technology. Also pursuant to the terms of the same agreements, the Company is represented by a director on each of Flexitech's and Pirocat's Boards' of Directors. Each Board is comprised of four directors: two directors appointed by the Foundation, a director appointed by the scientist, and the Company's director. All decisions of the Board must be made by a majority of the directors.

        EKOR Compound Agreement. The Company has also entered into an agreement with Eurotech Ltd., ("Eurotech"), a technology holding company formed to capitalize on acquisition and commercialization of advanced technologies developed by research institutes and individual researchers worldwide. On December 3, 1999 the Company announced several substantive revisions to the original agreement between parties. Under the terms of the most recent agreement between the Company and Eurotech, Eurotech gives back to the Company its equity holding in the Company and issues 2,000,000 restricted shares of Eurotech common stock to the Company. Additionally, Eurotech assumed a $1,100,000 Kurchatov debt, which will be converted into restricted stock, and Eurotech will pay a 2% perpetual royalty from the gross revenue received on any contract related to the EKOR Compound technology, including sales, servicing and licensing. The original contract did not provide for servicing royalties by Eurotech on the sales of the EKOR Compound. In exchange, Kurchatov gives back to Eurotech Kurchatov's 50% equity interest in the EKOR Compound's profits. The new arrangement was undertaken to allow both companies to independently concentrate on their respective technology areas.

        Kurchatov's Acquisition of Cetoni Umwelttechnolog Entwicklungs GmbH, ("Cetoni"). On December 6, 1999, the Company announced that is has completed the acquisition of Cetoni, a German company focusing on engineering and design of the consumer products. The Company has agreed to acquire all assets of Cetoni and to assume a certain part of Cetoni's liabilities. As consideration for the acquisition, the Company delivered to the principal shareholders of Cetoni an aggregate of 5,000,000 share of common stock of the Company. During years prior to the acquisition, Cetoni has focused its engineering and design resources on the development of product offerings in the automotive and consumer sector products, e.g. bathroom accessories, resealable pop-top can technology, resalable soft pack technology, fruit peeler, and butter spreader. Cetoni products have been sold to the consumer markets in Europe and the United States through retail and wholesale distributors.

        Proposed Bavaria Tech, Ltd. Agreement. On May 26, 1999, the Company entered into a non-binding letter of intent with Bavaria Tech, an affiliate of the Company by virtue of common principal shareholders. The letter of intent contemplates a proposed acquisition of all of Bavaria Tech's outstanding shares of common stock for the common stock of the Company. The number of shares to be exchanged is initially set on a one-for-one basis and would approximate 9.5 million shares. This number of shares is subject to adjustment based upon a valuation of the assets Bavaria Tech. Bavaria Tech is in the process of completing its acquisition of a certain device and method for examining metal alloying by means of gamma or beta rays ("Gamma Ray Examination Technology") developed by Israeli scientists. No assurance is given that the Company will complete the proposed acquisition of Bavaria Tech or that if such transaction is consummated that the Company will be successful in marketing Bavaria Tech's products, that any such products or technologies gain market acceptance, that superior products or technologies will not be developed which may render these products or technologies obsolete, or that the Company will generate sufficient revenue therefrom.

CURRENT OPERATIONS

        The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. Currently, the Company has placed the primary emphasis on product development, dependability and patentability of its acquired inventions. As a part of the Company's day-to-day operations, the Company's consultants review a number of technologies, innovations, ideas and intellectual properties with the purpose of evaluating the novelty of a technological idea, assessing additional research and development investment required to bring an invention to a point where it may be commercially exploited, and prospects for patentability and marketability of a reviewed technology. The Company consultants also estimate the costs and time required to complete research and development of a technology necessary to achieve commercial viability as well as initial steps required for introducing the technology to the market, e.g. production of samples and development of marketing strategy and documentation required to obtain patent protection covering the technology. A proposed acquisition of an invention or technology is usually accomplished by means of equity investment, purchase, assignment and licensing arrangements directly from the scientists or technology developers.

         The Company has not generated any revenues from any of its acquired technologies and is currently operating at a loss. The Company requires additional funding to achieve its growth objectives. If the Company does not receive additional funding, it will not be able to pursue the intended marketing plan and, in such case, may not be able to successfully conduct its operations. There is no assurance that the Company will be successful in marketing any of its technologies or in generating any meaningful revenues from operations.

MARKETING

        The Company's primary business focus is placed upon the commercialization of advanced technologies and commercial products resulting therefrom. The Company anticipates that chemical manufacturing, radioactive contamination, correction and transportation industries will be the primary markets for the Company's products and technologies. The Company has limited experience in marketing of products and services in these fields and intends to rely on licensing and joint venture opportunities with multinational companies for the marketing and sale of its technologies.

        With the acquisition of Cetoni, the Company acquired a wide range of basic consumer products to be distributed both at the retail and wholesale level worldwide. The Company also has little experience marketing products of a consumer nature. There is no assurance that the Company will be successful in developing a market for any of its products or that it will gain any market recognition and acceptance.

TRADEMARKS AND PATENTS

        Israeli PHE and Waste Conversion Patents. The Company has entered into exclusive patent arrangements with Flexitech and Pirocat concerning Heating Element and Waste Conversion technologies.

        EKOR Compound Technology. Eurotech, Ltd. holds exclusive rights of all right, title and interest, inclusive of all patent and other intellectual property rights, in and to the EKOR Compound technology in Canada, China, Japan, Republic of Korea, the United States of America, Ukraine and all member countries of the European Patent Agreement (the "EAPS") until August 1, 2014. On March 23, 1999, EAPS was issued a patent on the process for manufacturing its EKOR Compound from the United States Patent and Trademark Office, Patent No. 5,886,060. On November 28, 1997, the Ministry of Health of the Russian Federation certified EKOR Compound and its components as non-toxic, thereby allowing for EKOR's production, delivery, sale and use in the Russian Federation.

        Cetoni's consumer patents. The Company has acquired several patents as a result of the acquisition of Cetoni. All of the patent arrangements entered by the Company are on an exclusive basis.

EMPLOYEES

        The Company currently employs four full-time and no part-time employees. The Company engages a number of independent consultants to assist in the identification, assessment and acquisition of technologies in the regular course of business.

ITEM 2.          DESCRIPTION OF PROPERTY

        The Company's principal executive offices are at Berlin, Germany. The 800 square feet executive space is located at Taubenstrasse 20, D-10117, Berlin, Germany and its telephone number is (49) 30 201-7780 with a monthly rent of approximately $3,578 for a lease term of 5 years.

        Centoni's principal executive offices are located in a 220 square meter space at Patriching 26, D-94034, Passau, Germany and its telephone number (49)851 955-260. The facility is leased with a monthly rent of $750 with no expiration date. The facility is leased from a family member of the former principal shareholder of Cetoni.

ITEM 3. LEGAL PROCEEDINGS

        There is no current outstanding litigation in which ATI or Aberdeen are involved and ATI and Aberdeen are unaware of any pending actions or claims against either of them.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During 1999, there were no actions brought before the securityholders of Aberdeen.

                                   PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

        (A) GENERAL. As of December 31, 2000 there was no trading market for the Aberdeen common stock. Aberdeen has an authorized capitalization of 100,000,000 shares of common stock of which 5,000,000 were issued as of December 31, 1999 and 20,000,000 shares of preferred stock of which none were issued.

        ATI has an authorized capitalization of 50,000,000 shares of Common Stock, $.0001 par value per share, of which 21,460,911 shares were issued and outstanding as of December 31, 1999, and 1,000,000 shares of Preferred Stock, $.001 par value per share, of which no shares were issued and outstanding.

        (B) MARKET INFORMATION. ATI has been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933. The sale of shares generated gross proceeds of $613,000 during the year ended December 31, 1997. During March and April of 1999, ATI completed a convertible debenture financing for $750,000. ATI's common stock is traded on the NASD OTC Bulletin Board currently under the symbol AVDI. Prior to the change of the name from Kurchatov to ATI, the common stock was traded under the symbol KRHL.

        The Nasdaq Stock Market implemented a change in its rules requiring all companies trading securities on the NASD OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934.

        The Company was required to become a reporting company by the close of business on January 19, 2000. Kurchatov acquired all the outstanding shares of Aberdeen to become successor issuer to it pursuant to Rule 12g-3 in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

        The following table sets forth the range of high and low bid quotes of ATI:

52-Week Average:     Average Price      1.42 (50-day)    1.74 (200-day)
                     Average Volume     36,100 (50-day)  25,800 (200-day)

        52-Week High               3.625 on Friday, April 30, 1999
        52-Week Low                0.125 on Wednesday, January 13, 1999

        Date                                Volume            High/Ask

        December 31, 1999                   101,000           1 7/8
        January 7, 2000                     194,500           2 5/8
        January 12, 2000                    33,100            2 1/4

HOLDERS

        As of March 31, 2000, ATI had 15,885,911 shares of common stock outstanding held by approximately 359 shareholders of record.

DIVIDENDS

        Neither the Company nor Aberdeen have ever declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business. Payment of cash dividends in the future will be wholly dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by them. It is not likely that cash dividends will be paid in the foreseeable future. In the event of the acquisition of or merger with a business by the Company, control of the Company and its Board of Directors may pass to others. In that event, the payment of dividends would be wholly dependent upon such persons.

ITEM 6.   PLAN OF OPERATION

        The following discussion provides an analysis of the plan of operation for ATI during the next quarter and the balance of the fiscal
year.   The following discussion contains certain forward-looking statements that involve risks and uncertainties. The actual results of ATI's operations could differ materially from those discussed herein.

        ATI is a holding company formed to acquire and commercialize new or previously existing but non-commercialized technologies particularly those developed by prominent scientists and engineers in Israel, Russia and Germany.

        ATI was incorporated under the laws of the State of Delaware on October 10, 1995 as Kurchatov Research Holdings, Ltd. On January 14, 2000, Kurchatov acquired all outstanding shares of Aberdeen Acquisition Corporation. ATI is a development stage company and its efforts have been primarily devoted to technology identification and acquisition, research and development, organizational efforts and raising capital.

        As of December 31, 1998, ATI had a working capital deficiency of $477,873, stockholder deficiency of $435,283 and a net loss of $2,054,513. If losses continue, the Company may need to raise additional capital through the placement of its securities or from debt or equity financing. If the Company is not able to raise such financing or obtain alternative sources of funding, management will be required to curtail operations. There is no assurance that the Company will be able to continue to operate if additional sales of its securities cannot be generated or other sources of financing located.

        ATI has not been profitable since its inception and expects to incur significant operating losses over the next 12 months. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurances can be given that the Company can complete developments of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a large scale basis or at a leasible cost. Further no assurance can be given that any technology will receive market acceptance. Being a development stage company, ATI is subject to all risks inherent in the establishment of a developing business.

        ATI anticipates that its activities for the next 12 months will consist of (1) the commercialization of the products and technologies acquired in the Cetoni acquisition, (2) completion of additional acquisitions already in progress, and (3) identification, evaluation and acquisition of technologies in development.

        ATI will require additional financing to continue to fund research and development efforts, operating costs and complete additional technology acquisitions. Management anticipates that it will be able to raise the needed funds for operations. However, no assurance can be given that additional financing can be obtained, or if obtained, that the terms will be satisfactory to ATI.

        ATI is exploring additional sources of working capital including private sales of securities, joint ventures and licensing of technologies, or a public offering of common stock. ATI has not entered into any definitive agreements or arrangements to obtain any such sources of capital and no assurance can be given that it can successfully obtain additional capital or complete any proposed offering of securities.

ITEM 7.  FINANCIAL STATEMENTS

        The financial statements for the year ended December 31, 1999 for Aberdeen Acquisition Corporation are attached hereto.




                       ABERDEEN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999







                       ABERDEEN ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                   CONTENTS

PAGE              1              INDEPENDENT AUDITORS' REPORT

PAGE              2              BALANCE SHEET AS OF DECEMBER 31, 1999

PAGE              3              STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                                 DECEMBER 31, 1999 AND 1998 AND FOR THE PERIOD
                                 FROM DECEMBER 3,1997 (INCEPTION) TO
                                 DECEMBER 31, 1999

PAGE              4              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD FROM DECEMBER 3, 1997
                                 (INCEPTION) TO DECEMBER 31, 1999

PAGE              5              STATEMENTS OF CASH FLOW FOR THE YEARS ENDED
                                 DECEMBER 31, 1999 AND 1998 AND FOR THE
                                 PERIOD FROM DECEMBER 3,
                                 1997 (INCEPTION) TO DECEMBER 31, 1999

PAGES             6 - 8          NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER
                                 31, 1999





                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Aberdeen Acquisition Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Aberdeen Acquisition Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from December 3, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aberdeen Acquisition Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from December 3, 1997 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.



                                                 WEINBERG & COMPANY P.A.

          Boca Raton, Florida
          April 13, 2000


              ABERDEEN ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF DECEMBER 31, 1999

          ASSETS

          Cash                                         $       225

          Loan receivable - related party                      475

          TOTAL ASSETS                                  $      700

          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES                                   $        -

          STOCKHOLDERS' EQUITY

          PREFERRED STOCK, $.0001 PAR VALUE,
           20,000,000 SHARES AUTHORIZED,
           NONE ISSUED AND OUTSTANDING                           -

          COMMON STOCK, $.0001 PAR VALUE,
           100,000,000 SHARES AUTHORIZED,
           5,000,000 ISSUED AND OUTSTANDING                    500

          CAPITAL IN EXCESS OF PAR                             500
          ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE        (300)

          TOTAL STOCKHOLDERS' EQUITY                           700


          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  700



                    See accompanying notes to financial statements



              ABERDEEN ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
          AND FOR THE PERIOD FROM DECEMBER 3, 1997
              (INCEPTION) TO DECEMBER 31, 1999

                           CUMULATIVE FROM
                           DECEMBER 3, 1997
                           (INCEPTION) TO                  YEARS ENDED
                           DECEMBER 31, 1999                 DECEMBER 31
                                                      1999         1998


          Income                  $   -               $  -         $  -

          Expenses                    -                  -            -

          Bank charges              300                 144          156
                              __________             __________   ________

           NET LOSS              $ (300)              $ (144)       $ (156)



       See accompanying notes to financial statements


              ABERDEEN ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 3, 1997
              (INCEPTION)TO DECEMBER 31, 1999

                                                        DEFICIT
                                                      ACCUMULATED
                                                        DURING
                              COMMON     PAID-IN       DEVELOPMENT
                               STOCK      CAPITAL        STAGE         TOTAL

Common Stock Issuance          $500         $500          $ --        $1,000

Balance at December 31, 1997    500          500            --         1,000

Net loss for the year ended
  December 31, 1998               --         --            (156)       (156)

Balance at December 31, 1998    500          500           (156)        844

Net loss for the year ended
  December 31, 1999               --         --            (144)       (144)

BALANCE AT DECEMBER 31, 1999    $500        500            (300)     $  700


       See accompanying notes to financial statements


              ABERDEEN ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
          AND FOR THE PERIOD FROM DECEMBER 3, 1997
             (INCEPTIION) TO DECEMBER 31, 1999

                                  CUMULATIVE
                                 FROM DECEMBER
                                     3, 1997
                               (INCEPTION) TO             YEARS ENDED
                                  DECEMBER                DECEMBER 31,
                                  31, 1999           1999          1998

   CASH FLOW FROM OPERATING
           ACTIVITIES:

      Net loss                  $   (300)         $(144)         $(156)

      Adjustment to reconcile
      net loss to net cash
      used by operating
      activities                     --            --              --

      Net cash used in operating
      activities                    (300)          (144)           (156)

      CASH FLOWS FROM INVESTING
           ACTIVITIES:

      INCREASE IN LOAN RECEIVABLE   (475)          (475)             --

      CASH FLOWS FROM FINANCING
           ACTIVITIES:

      Proceeds from issuance of
         common stock               1,000            --              --

      Increase (Decrease) in
         loan payable                  --            (50)             50

      Net cash provided by
         financing activities        1,000           (50)             50

      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS           225           (669)          (106)

       CASH AND CASH EQUIVALENTS        --            894          1,000
           BEGINNING OF PERIOD

       CASH AND CASH EQUIVALENTS
           END OF PERIOD            $   225       $  225           $894

       See accompanying notes to financial statement.


              ABERDEEN ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
               NOTES TO FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1999


              NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

                        A  ORGANIZATION AND BUSINESS
                        OPERATIONS

                                Aberdeen Acquisition
                                Corporation (a development
                                stage company) ("the
                                Company") was incorporated
                                in Delaware on December 3,
                                1997 to serve as a vehicle
                                to effect a merger,
                                exchange of capital stock,
                                asset acquisition or other
                                business combination with
                                a domestic or foreign
                                private business. At
                                December 31, 1999, the
                                Company had not yet
                                commenced any formal
                                business operations, and
                                all activity to date
                                relates to the Company's
                                formation and proposed
                                fund raising.  The
                                Company's fiscal year end
                                is December 31.

                                The Company's ability to
                                commence operations is
                                contingent upon its
                                ability to identify a
                                prospective target
                                business and raise the
                                capital it will require
                                through the issuance of
                                equity securities, debt
                                securities, bank
                                borrowings or a
                                combination thereof. (See
                                note 4).

                                  B  USE OF ESTIMATES

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

                           C  CASH AND CASH EQUIVALENTS

                                For purposes of the
                                statement of cash flows,
                                the Company considers all
                                highly liquid investments
                                purchased with an original
                                maturity of three months
                                or less to be cash
                                equivalents.



                           D  INCOME TAXES

                                The Company accounts for
                                income taxes under the
                                Financial Accounting
                                Standards Board of
                                Financial Accounting
                                Standards No. 109,
                                "Accounting for Income
                                Taxes" ("Statement 109").
                                Under Statement 109,
                                deferred tax assets and
                                liabilities are recognized
                                for the future tax
                                consequences attributable
                                to differences between the
                                financial statement
                                carrying amounts of
                                existing assets and
                                liabilities and their
                                respective tax basis.
                                Deferred tax assets and
                                liabilities are measured
                                using enacted tax rates
                                expected to apply to
                                taxable income in the
                                years in which those
                                temporary differences are
                                expected to be recovered
                                or settled.  Under
                                Statement 109, the effect
                                on deferred tax assets and
                                liabilities of a change in
                                tax rates is recognized in
                                income in the period that
                                includes the enactment
                                date. There were no
                                current or deferred income
                                tax expense or benefits
                                due to the Company's
                                limited operations for the
                                period ended December 31,
                                1999.

             NOTE 2  STOCKHOLDERS' EQUITY

                            A  PREFERRED STOCK

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

                            B  COMMON STOCK

                                The Company is authorized
                                to issue 100,000,000
                                shares of common stock at
                                $.0001 par value.  The
                                Company originally issued
                                4,750,000 and 250,000
                                shares to Pierce Mill
                                Associates, Inc. and
                                Cassidy & Associates,
                                respectively.  In December
                                1999 the original
                                stockholders transferred
                                all of their shares to TPG
                                Capital Corporation, a
                                related entity through
                                common ownership which
                                resulted in TPG owning the
                                5,000,000 outstanding
                                shares at December 31,
                                1999.  (See note 3).



             NOTE 3  RELATED PARTIES

                                Legal counsel to the
                                Company is a firm owned by
                                a director of the Company
                                who also owns 100 % of the
                                outstanding stock of
                                Pierce Mill Associates,
                                Inc., the former 95%
                                shareholder. Legal counsel
                                is also the controlling
                                owner of Cassidy &
                                Associates, the former 5%
                                shareholder.  The same
                                party also owns a
                                controlling interest in
                                the outstanding stock of
                                TPG, the current 100%
                                owner of the Company.
                                (See note 2)

                                The loan receivable -
                                related party is due from
                                the former stockholder,
                                Pierce Mill Associates,
                                Inc., and is non-interest
                                bearing.

          NOTE 4  SUBSEQUENT EVENTS

                                Pursuant to an agreement
                                and plan of reorganization
                                (the "Acquisition
                                Agreement") effective
                                January 14, 2000,
                                Kurchatov Research
                                Holdings, Ltd., acquired
                                all of the Company's
                                outstanding shares of
                                common stock from the
                                shareholder thereof in
                                exchange for an aggregate
                                of 400,000 shares of
                                Kurchatov (the
                                "Acquisition").  As a
                                result, the Company became
                                a wholly owned subsidiary
                                of Kurchatov.

                                The Acquisition was
                                effective on January 14,
                                2000 and is intended to
                                qualify as a
                                reorganization within the
                                meaning of section 368
                                (a)(1)(B) of the Internal
                                Revenue Code of 1986, as
                                amended.  For financial
                                accounting purposes the
                                Acquisition will be
                                accounted for using the
                                purchase method of
                                accounting.

                                Prior to the Acquisition,
                                Kurchatov had 21,460,911
                                shares of common stock
                                issued and outstanding,
                                and 21,860,911 shares
                                issued and outstanding
                                following the Acquisition.

                                Upon effectiveness of the
                                Acquisition pursuant to
                                rule 12g-3(a) of the
                                General Rules and
                                Regulations of the
                                Securities  and Exchange
                                Commission, Kurchatov
                                became the successor
                                issuer to the Company.

                                Subsequent to the
                                Acquisition, Kurchatov
                                Research Holdings, Ltd.
                                changed its name to
                                Advanced Technology
                                Industries, Inc.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  As of December 31, 1999, the officer and director of Aberdeen Acquisition Corporation were:

      Name                   Age           Position

  James M. Cassidy           64          President, Secretary, Director


      As of December 31, 1999, there were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director was not acting on behalf of or at the direction of any other person.

        The sole officer and director of Aberdeen resigned effective upon completion of the Acquisition. Upon the resignation of the sole officer and director of Aberdeen, the following persons were appointed to the respective offices of the Company:

      Name                         Age         Title

  Hans Joachim Skrobanek            51         President, Director
  Jacques J. Saunder                79         Director
  Hans Joachim Schuerholz           74         Director
  Peter Goerke                                 Vice President
  James Samuelson                              Chief Operating Officer,
                                               Chief Financial Officer of
                                               Cetoni

                  HANS JOACHIM SKROBANEK serves as
president of the Company. From December 1999 to present, Mr. Skrobanek has been a managing director of ERBC Holdings, Ltd. in Berlin,Germany.
Mr. Skrobanek was engaged in project financing and technology proliferation from Russia and Ukraine. From 1995 to 1999, Mr. Skrobanek has been employed as a consultant to Eurotech, Ltd. and was directly involved in technology transfers from Russia and Israel to Western markets. Mr. Skrobanek graduated from University of Frankfurt in 1976 with a Bachelor of Commerce degree.

                  HANS JOACHIM SCHUERHOLZ  serves as a
director of the Company. From 1995 to present, Mr. Schuerholz has served as a managing director and consultant for a real estate company in Saxony, Germany. From 1993 to 1995, Mr.Schuerholz was employed as a legal consultant to the City of Dresden, Germany, in the area of restitution and priority investment law. He graduated from University of Muenster in 1953 with a legal degree.

                  JACQUES J. SAUNDER serves as a director
of the Company. For the past 5 years, Mr. Saunder has been the President of Advanced Technologies Industries and from inception until January, 2000, President of the Company. Mr. Saunder graduated from College Royale Francais in Berlin, Germany in 1938 with a degree in business, from the Haute Etude Commercial in Paris, France in 1949, and City College of New York in 1965.

                   PETER GOERKE serves as a vice president of the Company. Prior to joing the Company, Mr. Goerke served as the Chief of Department, Intrcamion, an international transportationcompany. Mr. Goerke also served as a consultant to Treuhandanstalt. Mr. Goerke received his Master Degree in Policits from the Institute of International Relations, Moscow,
Russia.

                   JAMES SAMUELSON serves as Chief Operating Officer and Chief Financial Officer of the Company's wholly-owned subsidiary Cetoni. From February 1998 to January 2000, Mr. Samuelson served as vice president of Corporate Finance for Eastbrokers AG/WMP Bank AG, Vienna, Austria. In 1997, Mr. Samuelson served as a vice president of Grammont, Ltd., an investment banking firm, Paris, France. Mr. Samuelson received his Master of Business Degree in 1996 and Bachelor of Science Degree in Business Administration in 1992, both from Creighton University.

ITEM 10.  EXECUTIVE COMPENSATION

       No officer of ATI earned in excess of $100,000 during the last fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table contains information regarding the shareholdings of ATI's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of the warrants held by each such person or entity):

                             Number of shares of         Percent of Common
                             Common Stock Beneficially   Stock Beneficially
                             Owned                       Owned

Hans Joachim Skrobanek        175,000                     1.1%
President, Director

Jacques J. Saunder             15,000                      *
Director

Hans Joachim Schuerholz        15,000                      *
Director

Kurt Seifman                   4,184,940                  26.3%

Cetoni Holdings, Ltd.          5,000,000 (2)              31.47%

CIS Development Corp.            405,000 (3)               2.54%

                  Less than 1%.
          (1) Based upon 15,885,911 outstanding shares of common stock.
          (2)     Cetoni Holdings, Ltd. is beneficially
                  owned by A. Schlattel.
          (3) CIS Development Corp. is a co-founder of Kurchatov Research Holdings, Ltd. and is beneficially owned by Peter Gulko.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

          2.1.    Agreement and Plan of Reorganization
                  between Kurchatov Research Holdings,
                  Ltd. and Aberdeen Acquisition
                  Corporation filed as Exhibit to Form 8-K filed January 14, 2000 (file no. 0-23761).

          (b) No reports on Form 8-K were filed in the last quarter of the period covered by this report, but a Form 8-K reflecting the Acquisition was filed January 14, 2000.



                                   SIGNATURES

      In accordance with Section 13 of 15(d)
of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   ADVANCED TECHNOLOGY INDUSTRIES, INC.

                                By     /s/ Hans Joachim Skrobanek, President

                                By     /s/ James Samuelson
                                            Chief Financial Officer

Name                                  Title               Date

/s/ Hans Joachim Skrobanek         Director            April 13, 2000
/s/ Hans Joachim Schuerholz        Director            April 13, 2000