Form 10QSB
period 2000-03-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2000-05-23
CIK 1054825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                         Commission file number 0-23761

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                33-0751685
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                   Taubenstrasse 20, Berlin, Germany, D-10117
                    (Address of principal executive offices)

                 (Issuer's telephone number): 011 49 30 201-7780

                        Kurchatov Research Holdings, Ltd.
                             (Former name of issuer)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x          No
     -----             -----

The number of outstanding shares of the issuer's only class of common stock as of May 15, 2000 was 15,105,911.

         Transitional Small Business Disclosure Format: Yes[ ]   No[x]

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

                                      INDEX
                                   ----------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.                         F-1 through F-22

         Item 2.  Plan of Operation.                                       2

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.                                       5

         Item 2.  Changes in Securities.                                   5

         Item 3.  Defaults Upon Senior Securities.                         5

         Item 4.  Submission of Matters to a Vote of Security Holders.     5

         Item 5.  Other Information.                                       5

         Item 6.  Exhibits and Reports on Form 8-K.                        6

SIGNATURES                                                                 7

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.







                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORT

                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 2000

                       ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Page Nos.
                                                                    ---------


CONSOLIDATED BALANCE SHEET                                             F-1
  March 31, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-2
     For the Three Months Ended March 31, 1999 and 2000
     For the Period from Inception (October 25, 1995) to
       March 31, 2000


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)           F-3-F-6
     For the Period from Inception (October 25, 1995) to
       March 31,2000


CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-7
     For the Three Months Ended March 31, 1999 and 2000
     For the Period from Inception (October 25, 1995) to
      March 31, 2000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-8-F-22
Page Nos.

                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $    43,485
  Prepaid expenses                                                       16,532
  Securities available-for-sale                                      10,455,000
                                                                    ------------
        Total Current Assets                                         10,515,017

Equipment, net of accumulated depreciation                               59,938
                                                                    ------------
        Total Assets                                                $10,574,955
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accrued liabilities                                               $ 2,082,058
  Current portion of obligations under capital leases                    11,269
  Due to related parties                                                702,117
  Deferred tax liability                                              3,147,000
                                                                    ------------
      Total Current Liabilities                                       5,942,444
                                                                    ------------
Long-term portion of obligations under capital leases                    17,971
                                                                    ------------
      Total Liabilities                                               5,960,415
                                                                    ------------
Commitments and Other Matters (Notes 1,3,4,8,9,10 and 11)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             -
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 15,105,911 shares issued and outstanding                  1,871
  Additional paid-in capital                                          3,761,515
  Accumulated other comprehensive income                              5,395,358
  Deficit accumulated during the development stage                   (4,544,204)
                                                                    ------------
      Total Stockholders' Equity                                      4,614,540
                                                                    ------------
      Total Liabilities and Stockholders' Equity                    $10,574,955
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                 ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                    (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS           FOR THE PERIOD
                                                      ENDED MARCH 31,             FROM INCEPTION
                                                ---------------------------      (OCTOBER 25,1995)
                                                    1999            2000         TO MARCH 31, 2000
                                                ------------   ------------     -----------------
Revenues                                        $         -    $         -          $         -
                                                ------------   ------------         ------------
Costs and Expenses:
  Research and development                          470,500         36,388            1,706,762
  Stock-based compensation                        1,070,411              -            2,125,411
  Consulting fees                                    85,400         19,984              946,760
  Other general and administrative
    expenses                                         95,667        123,156            1,084,053
  Depreciation expense                               14,720          5,233              114,712
  Interest and amortization of
    debt issuance costs                             124,691         12,103            1,266,194
                                                ------------   ------------         ------------
    Total Costs and Expenses                      1,861,389        196,864            7,243,892
                                                ------------   ------------         ------------
Other:
  Acquisition of Aberdeen                                 -        650,000              650,000
                                                ------------   ------------         ------------
Loss before extraordinary item                   (1,861,389)      (846,864)          (7,893,892)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                                 -              -            3,349,688
                                                ------------   ------------         ------------
     Net Loss                                   $(1,861,389)   $  (846,864)         $(4,544,204)
                                                ============   ============         ============
Basic and diluted loss per share

  Before extraordinary item                     $      (.09)   $      (.06)
  Extraordinary item                                      -              -
                                                ------------   ------------
     Net Loss                                   $      (.09)   $      (.06)
                                                ============   ============
Weighted average shares used in
  basic and diluted loss per share               20,797,970     14,962,578
                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH MARCH 31, 2000

                                                                                       Common Stock                  Additional
                                                               Date of            -------------------------            Paid-in
                                                             Transaction            Shares        Amount               Capital
                                                             -----------          -----------   -----------          -----------
Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------
Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                             10/25/95          12,300,000     $  1,230            $        -
Issuance of stock for legal fees
  ($0.04 per share)                                             10/25/95             500,000           50                19,950
Issuance of stock under consulting agreement
  ($0.04 per share)                                             10/25/95           1,375,000          138                54,862
Issuance of stock under consulting agreements
  ($1.00 per share)                                             12/02/96             230,000           23               229,977
Net loss - 1996                                                                            -            -                     -
Issuance of stock under consulting agreements
  ($1.00 per share)                                             01/10/97             750,000           75               749,925
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                                 04/97-09/97             306,500           30               612,970
Offering costs                                                     04/97                   -            -               (50,000)
Comprehensive income:
  Net loss - 1997                                                                          -            -                     -
                                                                                  -----------    ---------           -----------
Balance - December 31, 1997                                                       15,461,500     $  1,546            $1,617,684
                                                                                  ===========    =========           ===========

                                                                                  Deficit
                                                            Accumulated          Accumulated           Total
                                                               Other             During the        Stockholders'
                                                           Comprehensive         Development           Equity         Comprehensive
                                                           Income (Loss)           Stage            (Deficiency)      Income (Loss)
                                                           -------------        ------------       -------------      -------------
Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------
Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                          $        -         $         -         $     1,230
Issuance of stock for legal fees
  ($0.04 per share)                                                   -                   -              20,000
Issuance of stock under consulting agreement
  ($0.04 per share)                                                   -                   -              55,000
Issuance of stock under consulting agreements
  ($1.00 per share)                                                   -                   -             230,000
Net loss - 1996                                                       -            (372,500)           (372,500)
Issuance of stock under consulting agreements
  ($1.00 per share)                                                   -                   -             750,000
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                                          -                   -             613,000
Offering costs                                                        -                   -             (50,000)
Comprehensive income:
  Net loss - 1997                                                     -          (1,267,567)         (1,267,567)        $(1,267,567)
                                                             ----------         ------------        ------------        ------------
Balance - December 31, 1997                                  $        -         $(1,640,067)        $   (20,837)        $(1,267,567)
                                                             ==========         ============        ============        ============

The accompanying notes are an integral part of these consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                    FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH MARCH 31, 2000

                                                                                       Common Stock                  Additional
                                                               Date of            -------------------------            Paid-in
                                                             Transaction            Shares        Amount               Capital
                                                             -----------          -----------   -----------          -----------
Year Ended December 31, 1998:
----------------------------
Balance - December 31, 1997, as
 previously reported                                                              15,461,500     $  1,546            $1,617,684
Effect of Cetoni pooling-of-
 interests                                                                         5,000,000          500                27,245
                                                                                  -----------    ---------           -----------
Balance - December 31, 1997,
 restated                                                                         20,461,500        2,046             1,644,929
Comprehensive income:
  Net loss, restated for Cetoni
    pooling-of-interests                                                                   -            -                     -
  Other comprehensive income,
  net of tax:
    Translation adjustments                                                                -            -                     -
    Unrealized gains                                                                       -            -                     -
                                                                                  -----------    ---------           -----------
Balance - December 31, 1998,
 Restated                                                                         20,461,500     $  2,046            $1,644,929
                                                                                  ===========    =========           ===========

                                                                                  Deficit
                                                            Accumulated          Accumulated           Total
                                                               Other             During the        Stockholders'
                                                           Comprehensive         Development           Equity         Comprehensive
                                                           Income (Loss)           Stage            (Deficiency)      Income (Loss)
                                                           -------------        ------------       -------------      -------------
Year Ended December 31, 1998:
----------------------------
Balance - December 31, 1997, as
 previously reported                                         $       -          $(1,640,067)        $   (20,837)
Effect of Cetoni pooling-of-
 interests                                                      36,122             (512,769)           (448,902)
                                                             ----------         ------------        ------------
Balance - December 31, 1997,
 restated                                                       36,122           (2,152,836)           (469,739)
Comprehensive income:
   Net loss, restated for Cetoni
     pooling-of-interests                                            -             (795,568)           (795,568)        $  (795,568)
   Other comprehensive income,
   net of tax:
     Translation adjustments                                   (54,137)                   -             (54,137)            (54,137)
     Unrealized gains                                                -                    -                   -                   -
                                                             ----------         ------------        ------------         -----------
Balance - December 31, 1998,
  Restated                                                   $ (18,015)         $(2,948,404)        $(1,319,444)         $ (849,705)
                                                             ==========         ============        ============         ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH MARCH 31, 2000

                                                                                       Common Stock                  Additional
                                                               Date of            -------------------------            Paid-in
                                                             Transaction            Shares        Amount               Capital
                                                             -----------          -----------   -----------          -----------
Year Ended December 31, 1999:
----------------------------
Balance - December 31, 1998,
  Restated                                                                        20,461,500     $  2,046            $1,644,929

Cancellation of shares issued to
  founders                                                          11/99         (6,795,000)        (679)                  679
Stock issued pursuant to
  employment and consulting
  agreements                                                        01/99          1,009,411          101             1,009,310
Value assigned to stock options
  issued in connection with
  consulting agreement                                              01/99                  -            -                61,000
Value assigned to 770,000 warrants
  issued in connection with
  convertible debt                                                  03/99                  -            -               531,000
Comprehensive income:
   Net loss                                                                                -            -                     -
   Other comprehensive income, net of tax:
     Translation adjustments                                                               -            -                     -
     Unrealized gains                                                                      -            -                     -
                                                                                  -----------    ---------           -----------
Balance - December 31, 1999                                                       14,675,911     $  1,468            $3,246,918
                                                                                  ===========    =========           ===========

                                                                                  Deficit
                                                            Accumulated          Accumulated           Total
                                                               Other             During the        Stockholders'
                                                           Comprehensive         Development           Equity         Comprehensive
                                                           Income (Loss)           Stage            (Deficiency)      Income (Loss)
                                                           -------------        ------------       -------------      -------------
Year Ended December 31, 1999:
----------------------------
Balance - December 31, 1998,
  Restated                                                 $   (18,015)         $(2,948,404)        $(1,319,444)

Cancellation of shares issued
  to founders                                                        -                    -                   -
Stock issued pursuant to
  employment and consulting
  agreements                                                         -                    -           1,009,411
Value assigned to stock options
  issued in connection with
  consulting agreement                                               -                    -              61,000
Value assigned to 770,000
  warrants issued in connection
  with convertible debt                                              -                    -             531,000
Comprehensive income, net of tax:
  Net loss                                                           -             (748,936)           (748,936)         $ (748,936)
  Other comprehensive income, net of
   tax:
     Translation adjustments                                    92,899                    -              92,899              92,899
     Unrealized gains                                        1,117,500                    -           1,117,500           1,117,500
                                                           ------------         ------------        ------------         -----------
Balance - December 31, 1999                                $ 1,192,384          $(3,697,340)        $   743,430          $  461,463
                                                           ============         ============        ============         ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                    FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH MARCH 31, 2000

                                                                                       Common Stock                  Additional
                                                               Date of            -------------------------            Paid-in
                                                             Transaction            Shares        Amount               Capital
                                                             -----------          -----------   -----------          -----------
Three Months Ended March 31, 2000:
---------------------------------
Balance - December 31, 1999                                                       14,675,911     $   1,468           $ 3,246,918

Stock options exercised                                             01/00             30,000             3                14,997
Shares issued for acquisition of Aberdeen                           01/00            400,000           400               499,600
Comprehensive income:
  Net loss                                                                                 -             -                     -
  Other comprehensive income, net of
   tax:                                                                                                  -                     -
     Translation adjustments                                                               -
     Unrealized gains                                                                      -             -                     -
                                                                                  -----------    ----------          ------------
Balance - March 31, 2000                                                          15,105,911     $   1,871           $ 3,761,515
                                                                                  ===========    ==========          ============

                                                                                  Deficit
                                                            Accumulated          Accumulated           Total
                                                               Other             During the        Stockholders'
                                                           Comprehensive         Development           Equity         Comprehensive
                                                           Income (Loss)           Stage            (Deficiency)      Income (Loss)
                                                           -------------        ------------       -------------      -------------
Three Months Ended March 31, 2000:
---------------------------------
Balance - December 31, 1999                                $  1,192,384         $(3,697,340)        $   743,430

Stock options exercised                                               -                   -              15,000
Shares issued for acquisition of
  Aberdeen                                                            -                   -             500,000
Comprehensive income:
  Net loss                                                            -            (846,864)           (846,864)      $   (846,864)
  Other comprehensive income, net of
   tax:
     Translation adjustments                                    149,974                   -             149,974            149,974
     Unrealized gains                                         4,053,000                   -           4,053,000          4,053,000
                                                           -------------        ------------        ------------      -------------
Balance - March 31, 2000                                   $  5,395,358         $(4,544,204)        $ 4,614,540       $  3,356,110
                                                           =============        ============        ============      =============

The accompanying notes are an integral part of these consolidated financial statements.


                                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE THREE MONTHS           FOR THE PERIOD
                                                                       ENDED MARCH 31,             FROM INCEPTION
                                                                -----------------------------     (OCTOBER 25, 1995)
                                                                    1999             2000         TO MARCH 31, 2000
                                                                ------------     ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(1,861,389)     $  (846,864)        $(4,544,204)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Extraordinary gain                                                  -                -          (3,349,688)
      Stock-based compensation                                    1,070,411                -           2,125,411
      Acquisition of Aberdeen                                             -          650,000             650,000
      Interest and amortization of debt issuance
        costs                                                       124,691                -           1,068,191
      Research and development costs                                446,826                -             437,368
      Depreciation                                                  (14,720)           5,233             114,713
  Cash provided by (used in) the change in
    assets and liabilities:
     Decrease (increase) in prepaid expenses                          2,359           10,248             (16,532)
     Increase (decrease) in cumulative translation
       adjustment                                                    22,941          149,974             224,858
     Increase in accrued liabilities                                498,470          570,942           2,082,058
                                                                ------------     ------------        ------------
    Net Cash (Used in) Provided by Operating
      Activities                                                   (289,589)         539,533          (1,207,825)
                                                                ------------     ------------        ------------
CASH USED IN INVESTING ACTIVITIES
 Capital expenditures                                                (6,748)               -            (137,346)
                                                                ------------     ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                   -           15,000             656,975
 Offering costs                                                           -                -             (50,000)
 Proceeds from convertible debentures                               750,000                -             750,000
 Financing costs                                                    (75,000)               -             (75,000)
 Advances from related parties                                        1,628         (421,440)            114,746
 Payments under capital lease obligations                            (1,420)          (1,712)             (8,065)
                                                                ------------     ------------        ------------
    Net Cash Provided by (Used in) Financing
      Activities                                                    675,208         (408,152)          1,388,656
                                                                ------------     ------------        ------------
Increase in Cash                                                    378,871          131,381              43,485

Cash Overdraft - Beginning of Period                                (85,202)         (87,896)                  -
                                                                ------------     ------------        ------------
Cash - End of Period                                            $   293,669      $    43,485         $    43,485
                                                                ============     ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                    $         -      $         -         $    72,898
                                                                ============     ============        ============
    Income taxes                                                $         -      $         -         $         -
                                                                ============     ============        ============

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING ACTIVITIES:

    Equipment purchased under capital
      lease obligations                                         $         -      $         -         $    37,305
                                                                ============     ============        ============
    Convertible debentures and interest
      assumed by Eurotech                                       $         -      $         -         $ 1,212,188
                                                                ============     ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS

Description of Business
-----------------------

Advanced Technology Industries, Inc. (the "Company" or "ATI") was incorporated under the laws of the State of Delaware on October 25, 1995. On February 1, 2000, the Company changed its name from Kurchatov Research Holdings, Ltd. to Advanced Technology Industries, Inc. The Company was organized to identify, assess and commercialize technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating in Israel, Germany and Russia.

The Company is in the development stage and its efforts, until recently, included the appointment of Russian scientists to the Company's technical advisory board, the negotiation of an agreement with ERBC Holdings, Ltd. ("ERBC") to manage the Company's operations in Russia (Note 11, the review of certain technologies for commercialization, the negotiation of an agreement with Eurotech, Ltd. ("Eurotech"), a development-stage technology transfer, holding, marketing and management company, to undertake commercialization of the technologies and products which may be identified by the technical advisory board, including the introduction of a certain compound technology known as "EKOR" to Eurotech (Note 3).

During April of 1999, the Company acquired a 20% equity interest in two Israeli technology companies, Flexitech, Ltd. and Pirocat, Ltd. (Note 4). Further, in December of 1999, the Company acquired all of the outstanding capital stock of Cetoni Umwelttechnologie Entwicklungs GmbH ("Cetoni"), a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market.

In November of 1999, the Company sold its profit interest in the EKOR technology to Eurotech (see Note 9).

Reorganization
--------------

Pursuant to an Agreement and Plan of Reorganization, effective January 14, 2000, the Company acquired all the outstanding shares of common stock of Aberdeen Acquisition Corporation ("Aberdeen"), a Delaware corporation, from the shareholders thereof, in an exchange for cash of $150,000, plus 400,000 shares of common stock of the Company valued at $500,000. As a result of this transaction, Aberdeen has become a wholly-owned subsidiary of ATI effective on January 14, 2000. The costs of this transaction were charged to operations during the three months ended March 31,2000.

To date, the Company and Cetoni have not generated any revenues from operations.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2000. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of March 31, 2000, the Company had an accumulated deficit since inception of $4,544,204.

Management's business plan will require financing. To support its operations during 1999, the Company completed a convertible debenture financing for $750,000 (see Note 6). During November of 1999, the Company sold its profit interest in the EKOR technology to Eurotech in exchange for 2,000,000 shares of Eurotech's restricted common stock, approximately 5% of the outstanding common stock of Eurotech, plus other consideration described in Note 9. These shares are restricted, however, the Company has demand registration rights and piggy-back registration rights. Eurotech's common shares trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The Company plans on either borrowing funds secured by these securities or selling all or a portion of such securities to fund its operations. The market value of the Eurotech securities approximated $10,455,000 at March 31, 2000.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2000. No assurance can be given that the Company can continue to obtain any working capital or sell all or any of its Eurotech securities, or obtain a loan against its Eurotech securities, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence (Continued)
-------------------

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ATI and its majority and wholly-owned subsidiary (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's proportionate share of their undistributed earnings or losses are included in the statement of operations.

At March 31, 2000, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies which are located in Israel:

             Flexitech, Ltd. ("Flexitech")       20%
             Pirocat, Ltd. ("Pirocat")           20%

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on investments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Accumulated other comprehensive income, at March 31, 2000, consists of the following:


Foreign currency translation adjustments                           $  224,858
Unrealized gains on investments, net of
 taxes of $3,147,000                                                5,170,500
                                                                   ----------
                                                                   $5,395,358
                                                                   ==========

NOTE 3 - RESEARCH AND DEVELOPMENT AGREEMENT

In 1996, the Company executed an agreement with Eurotech, a former affiliate, pursuant to which Eurotech will remit to the Company 50% of the net profits derived from the commercialization of, or other income generated from, any technologies furnished to Eurotech by the Company's technical advisory board. Under this agreement, the Company's technical advisory board will identify technologies and forward such technologies to Eurotech which will seek avenues for their commercialization.

Under the agreement with Eurotech, the Company has identified and introduced to Eurotech a certain technology known as "EKOR" with potential uses in connection with containing both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere and from leaching into and contaminating ground/water supplies. There can be no assurance that this technology will be commercially saleable or profitable.

On November 30, 1999, the Company sold its profit interest in the EKOR technology to Eurotech (see Note 9).

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - ACQUISITIONS

Investments in Israeli Technology Companies
-------------------------------------------

During April of 1999, pursuant to agreements with Ofek Le-Oleh Foundation, Ltd. (the "Foundation"), an Israeli incubator with authority from the Israeli government, the Company has invested in two Israeli technology companies:
Flexitech, Ltd. and Pirocat, Ltd. Under those agreements, the Company received 20% of each Israeli technology company's common equity in exchange for its investment of $60,000 in each company.

The investment is payable in installments of $15,000, to each company, due in April of 1999, October of 1999, April of 2000 and October of 2000. In connection with these investments, the Company also has obtained an option to purchase an additional 20% to 25% of the common equity for a sum to be determined in the future, which options are exercisable for a period of 90 days commencing after the first year of the development period (generally two years from registration as an Israeli corporation). During the development period, the sale or other transfer of 25% or more of the inventor's equity of each of Flexitech and Pirocat requires the consent of the Chief Scientist of the Israeli Ministry of Commerce and Technology. The Company's options to acquire additional common equity of the Israeli technology companies are exercisable within such two-year periods and any acquisition of the common equity purchasable thereunder will, therefore, require the Chief Scientist's consent. The agreements require the Company to pay royalties on future revenue generated from the commercialization of the technologies developed by these Israeli companies.

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development expenses for the three months ended March 31, 2000 was $30,000.

There can be no assurance that these development projects will result in useful technologies or that the same will be commercially saleable or profitable.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - ACQUISITIONS (Continued)

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests
-----------------------------------------------------------------

On December 6, 1999, the Company completed the acquisition of all of the outstanding shares of the capital stock of Cetoni Umwelttechnologie-Entwicklungs GmbH ("Cetoni") for 5,000,000 shares of the Company's restricted common stock. Cetoni is a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets. Cetoni has no revenues through May 19, 2000. Management of Cetoni believes that the research and development stage has been completed on the majority of its products and believes that they are ready for commercialization in consumer markets.

The acquisition has been accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined results of ATI and Cetoni.

Net sales, loss before extraordinary item and net loss for the individual companies reported prior to the business combination were as follows:


                                                     Years Ended December 31,
                                                --------------------------------
                                                    1998                1999
                                                ------------        ------------
Net Sales:
  ATI                                           $         -         $         -
  Cetoni                                                  -                   -
                                                ------------        ------------
      Total                                     $         -         $         -
                                                ============        ============
Loss Before Extraordinary Item:
  ATI                                           $  (414,446)        $(2,916,735)
  Cetoni                                           (381,122)         (1,181,889)
                                                ------------        ------------
      Total                                     $  (795,568)        $(4,098,624)
                                                ============        ============
Net Income (Loss):
  ATI                                           $  (414,446)        $   432,953
  Cetoni                                           (381,122)         (1,181,889)
                                                ------------        ------------
      Total                                     $  (795,568)        $  (748,936)
                                                ============        ============

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - ACQUISITIONS (Continued)

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests
-----------------------------------------------------------------
(Continued)
----------

The conforming of the accounting practices of ATI and Cetoni resulted in no adjustments to net loss or shareholders' equity. There have been no significant intercompany transactions between ATI and Cetoni other than loans by ATI to Cetoni.

NOTE 5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 2,000,000 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The fair value of such equity securities at March 31, 2000 was estimated at $10,455,000. The amortized cost basis was $2,137,500 and the unrealized gain was $8,317,500 at March 31, 2000.

NOTE 6 - CONVERTIBLE DEBENTURES

During March and April 1999, the Company completed a private placement of $750,000 of 9% convertible debenture notes, due in March and April of 2001. Interest on the debentures is payable in cash or in shares of common stock calculated by dividing the interest accrued by the lesser of $1.05 or 60% of the average closing bid price per share of common stock for the five trading days preceding the interest payment date. As additional consideration, the Company issued separate warrants to the purchasers to acquire an aggregate of 375,000 shares of the Company's common stock at $0.65 per share. The value of the warrants issued to the purchasers was estimated at $259,000, as further described in Note 8, and was charged to operations as interest expense over the six-month period ended September 30, 1999. The warrants are exercisable over five years. In addition, the Company issued warrants to the finders of the transaction and its counsel to purchase an aggregate of 395,000 shares of common stock at a price of $0.65 per share, exercisable for a five-year period after the closing of the transaction. Further, the holders of the warrants were granted piggy-back registration rights with respect to the shares of common stock underlying the warrants.

The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates over the two-year term of the debentures. The conversion price is the lower of $1.05, or the average bid price per share of the Company's common stock for five trading days immediately preceding the conversion date, multiplied by 60%. The Company, at its option, may redeem the debentures at $1,162,500. The excess of the redemption price of $1,162,500 over $750,000, or $412,500, was charged to operations as interest expense over the six-month period ended September 30, 1999.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - CONVERTIBLE DEBENTURES (Continued)

Costs in connection with the $750,000 Convertible Debenture offering allocated to the Convertible Debentures were comprised of: (I) a placement fee to an unrelated party amounting to $75,000 and (ii) warrants issued to the placement agent and its counsel to purchase 395,000 shares of the Company's common stock at $0.65 per share, valued at $272,000, as further described in Note 8. The Company amortized such costs as interest expense over the six-month period ended September 30, 1999.

Proceeds of the offering were used to pay the first payment for the acquisition of equity interests in two Israeli technology companies, past due legal fees, and advances to Cetoni.

On November 30, 1999, as part of the sale of the Company's rights to the EKOR technology, all outstanding principal, interest and other fees related to the convertible debentures were assumed by Eurotech. The Company accounted for the assumption of the debt by Eurotech as if the Company had redeemed the debt.

NOTE 7 - INCOME TAXES

The Company has not provided for income taxes for the three months ended March 31, 2000, as a result of net operating losses incurred since inception.

The components of deferred tax assets and liabilities at March 31, 2000 are as follows:


          Deferred Tax Assets:
            Net operating loss carryforwards                   $  180,000
            Compensatory element of stock issuances               536,000
                                                               -----------
              Total Gross Deferred Tax Assets                     716,000

            Less:  Valuation allowance                            536,000
                                                               -----------
              Net Deferred Tax Assets                          $  180,000

          Deferred Tax Liability:
            Unrealized gains on available-for-sale             $3,327,000
              securities                                       ===========

                                                               $3,147,000
              Net Deferred Tax Liability - Current             ===========

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - INCOME TAXES (Continued)

The net change in the valuation allowance for deferred tax assets was an incease of approximately $18,000 during the three months ended March 31, 2000. The current deferred tax liability of approximately $3,147,000 was included in accumulated other comprehensive income in stockholders' equity as of March 31, 2000.

As of March 31, 2000, the Company had available approximately $450,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior years expire during the years 2010 through 2013, and the December 31, 1998, 1999 and 2000 NOL carryforwards expire in the years 2018, 2019 and 2020, respectively.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                         For the Three Months
                                                            Ended March 31,
                                                            1999        2000
                                                         --------    --------
          Federal statutory rate                           (34.0)%     (34.0)%
          Non-deductible expenses and
           unutilized foreign losses                        54.0        32.0
          Change in valuation allowance                    (20.0)        2.0
                                                         --------    --------

            Effective rate                                   -0- %       -0- %
                                                         ========    ========


NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock
------------

In connection with the organization of the Company, in October 1995, the Company issued 12,300,000 shares to its founders, CIS Development Corp. ("CIS") and ERBC, for subscriptions totalling $1,230.

For the period from inception (October 25, 1995) through December 31, 1996, the Company issued 2,105,000 shares of common stock as consideration for legal and consulting services performed by various consultants, including related parties, through December 31, 1996. Shares issued under these arrangements were valued at $305,000, which was charged to operations for the year ended December 31, 1996.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

During the year ended December 31, 1997, the Company issued 750,000 shares of common stock pursuant to consulting arrangements with various consultants, including related parties. Shares issued under these arrangements were valued at $750,000, which was charged to operations during 1997.

Pursuant to an offering under Rule 504 of Regulation D of the Securities Act of 1933, the Company offered for sale 487,500 shares of its common stock at $2.00 per share. During 1997, the Company sold 306,500 shares of its common stock under this offering, and derived aggregate proceeds of $613,000. Costs in connection with this offering approximated $50,000 and were charged against paid-in capital during the year ended December 31, 1997.

In January of 1999, the Company issued 1,009,411 shares of its common stock pursuant to one-year consulting agreements with various consultants, including related parties. Shares issued under these agreements were valued at $1,009,411, which was charged to operations during 1999.

In December of 1999, in connection with the acquisition of the capital stock of Cetoni, the Company issued 5,000,000 shares of its common stock to the shareholders of Cetoni (Note 4).

In January of 2000, the Company issued 400,000 shares of common stock to the shareholders of Aberdeen in connection with the acquisition of Aberdeen (see
Note 1).

Warrants
--------

At March 31, 2000, there were warrants outstanding to purchase 770,000 shares of the Company's common stock at $0.65 per share as described in Note 8. The warrants were valued at $531,000 using the Black-Scholes pricing model with the following assumptions:

                      Risk-free interest rate                          5.0%
                      Expected life                                    2 years
                      Expected volatility                              65.0%
                      Dividend yield                                   0%

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Options - Outside the Stock Option Plan
---------------------------------------

Pursuant to a financial consulting agreement executed in January of 1999, the Company issued to the consultant options to purchase 100,000 shares of its common stock at prices ranging from $0.50 to $2.00 per share. The options expire on December 31, 2000. 30,000 options were exercised in January of 2000 at $0.50 per share. These options were valued at $0.61 each on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                  Risk-free interest rate                              5.0%
                  Expected life                                        2 years
                  Expected volatility                                  65.0%
                  Dividend yield                                       0%

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                 Options to purchase common stock                        70,000
                 Warrants to purchase common stock                      770,000
                 Letter of intent to acquire Bavaria Tech based
                    on estimate of exchange ratio                     3,000,000
                                                                      ---------
                 Total as of March 31, 2000                           3,840,000
                                                                      =========


Preferred stock
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value - $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan
-----------------

In 1996, the Company adopted an incentive stock option plan. Under the plan, which authorizes the granting of incentive stock options or non-incentive stock options, the maximum number of shares of common stock for which options may be granted is 500,000 shares. Options may be granted for terms not exceeding ten years from the date of grant, except for options granted to persons holding in excess of 5% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of grant. As of March 31, 2000, no options have been granted under this stock option plan.

NOTE 9 - EXTRAORDINARY GAIN ON SALE OF RIGHTS TO TECHNOLOGY

On November 30, 1999, the Company transferred to Eurotech its rights to receive 50% of the net revenues derived by Eurotech from the EKOR technology. In consideration of ceding these rights, Eurotech (I) issued to the Company 2,000,000 restricted shares of its common stock valued at $2,137,500; (ii) granted the Company a right to receive 2% of the gross revenues derived by Eurotech from the sale, service and licensing of the EKOR technology; (iii) returned to the Company for cancellation 6,795,000 shares of the Company's common stock previously issued to one of its founders; (iv) assumed $1,212,188 of the Company's debt, which included $750,000 of debt, plus accrued interest, incurred by the Company, pursuant to certain 9% Convertible Debentures issued by the Company in 1999; and (v) transferred its royalty rights to a certain resealable can technology, which the Company's German subsidiary had purchased from Eurotech earlier in 1999. The Company recognized an extraordinary gain of $3,349,688 related to the sale of its profit interest in the EKOR technology.

NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes approximated $10,000 during the three months ended March 31, 2000.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. This agreement was extended under the same terms for one-year period commencing June 1, 1999.

Consulting Agreement - CIS
--------------------------

By letter dated January 1, 1997, the Company engaged CIS, an affiliate of the Company by virtue of common shareholders, and common management, as a consultant for a three-year period to review technologies developed by the Russian researchers and scientists and to identify commercial outlets for such technology. The agreement automatically renews for a two-year period upon expiration of the initial term. Under the terms of the agreement, CIS will receive $125,000 per year. The agreement was cancelled effective December 31, 1999.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND OTHER MATTERS (Continued)

International Operations
------------------------

The Company has strategic alliances, collaboration agreements, licensing agreements with entities which are based and/or have operations in Russia and Ukraine. Both of these countries have experienced volatile and frequently unfavorable economic, political and social conditions. The Russian economy and the Ukrainian economy are characterized by declining gross domestic production, significant inflation, increasing rates of unemployment and underemployment, unstable currencies, and high levels of governmental debt as compared to gross domestic production. The prospects of wide-spread insolvencies and the collapse of various economic sectors exist in both countries.

In view of the foregoing, the Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting Russia and Ukraine. The Company has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's operations.

Letter of Intent
----------------

On May 26, 1999, the Company entered into a non-binding letter of intent with Bavaria Tech, Ltd., formerly known as Arbat American Autopark, Ltd. and hereinafter referred to as "Bavaria Tech", an affiliate of the Company by virtue of common principal shareholders. The letter of intent contemplates that the Company will acquire all Bavaria Tech's outstanding common shares for common shares of ATI based upon a valuation of the assets of Bavaria Tech. The Company estimates that the number of shares which the Company would issue under this letter of intent would approximate 3 million shares.

The letter of intent is subject to the completion of a definitive agreement, Bavaria Tech completing its acquisition of certain technology developed by scientists in Israel, satisfactory due diligence review, satisfactory technology appraisal, approval of the transaction by the board of directors of ATI and Bavaria Tech, approval of the transaction by shareholders of ATI and Bavaria Tech, and satisfactory confirmation from an investment banker that the transaction is fair to the ATI's shareholders and Bavaria Tech's shareholders.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - SEGMENT REPORTING

The Company's business is organized on a geographic basis, and the Company's Chief Operating Decision Maker assesses performance and allocates resources on this basis. The information provided in the following section is representative of the information used by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest, other costs and extraordinary items. Segment results for are as follows:

                                            U.S.A.              Germany          Consolidated
                                         -----------          -----------        ------------
Three Months Ended
March 31, 1999:
------------------
Loss before interest, other
  costs and extraordinary items          $ 1,459,401          $   277,297         $ 1,736,698
                                         ============         ============        ============

Depreciation and
 amortization                            $         -          $    14,720         $    14,720
                                         ============         ============        ============

Identifiable Assets                      $ 4,216,784          $    79,632         $ 4,296,416
                                         ============         ============        ============

Three Months Ended
March 31, 2000:
------------------

Loss before interest, other
  costs and extraordinary items          $  (131,800)         $   (52,961)        $  (184,761)
                                         ============         ============        ============
Depreciation and
 amortization                            $         -          $     5,233         $     5,233
                                         ============         ============        ============

Identifiable Assets                      $10,504,684          $    70,271         $10,574,955
                                         ============         ============        ============

Item 2.   Plan of Operation

Forward Looking Statements.
---------------------------

         This report on Form 10-QSB contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements, among other things, include the discussions of the Company's expectations contained in the discussion by management of the Company's Plan of Operation set forth below. Although the Company believes that the expectations reflected in the Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate. Although not always the case, Forward Looking Statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

Plan of Operation
-----------------

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and with (i) the Company's Current Report on Form 8K dated January 14, 2000 filed by Company under its former name Kurchatov Research Holdings, LTD., (ii) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 dated April 14, 2000, and (iii) the Company's Amendment No. 1 to Current Report on Form 8K filed May 15, 2000.

         The Company is a development stage company and its efforts have been primarily devoted to technology identification and acquisition, research and development, organizational efforts and raising capital. This discussion provides an analysis of the plan of operation for the Company for the next twelve months.

         The Company was formed to acquire and commercialize new or previously existing but non-commercialized technologies particularly those developed by scientists and engineers in Israel, Russia, and Germany. It may acquire a direct interest in the technology, a right to use the technology, and/or an ownership interest in the entity owning the technology. The acquisition of technologies by the Company may be made by the issuance of stock or securities of the Company, cash, or other consideration or a combination thereof.

         During the next twelve months the Company intends to concentrate on (i) the commercialization of certain products of Cetoni GmbH, its wholly owned subsidiary, (ii) completion of evaluation of technologies being presently considered and the acquisition thereof if appropriate, and (iii) identification, evaluation, and possible acquisition of additional technologies. It is anticipated that the main emphasis for Cetoni in the next twelve months will be on the successful commercialization of its beverage packaging products (resealable aluminum beverage can and resealable tetra pak carton), automotive accessory products, office products, and consumer products.

         The Company will seek out product wholesalers with which to enter into distribution agreements. Cetoni has entered into manufacturing agreements for certain of its products and will attempt to locate manufacturers for other products. It will attempt to locate manufacturers in low cost countries in order to obtain the manufacture of the products at the least cost possible in order to maximize the competitiveness of its products. There is no assurance that it will be able to locate distributors or manufacturers for some or all of the products upon favorable terms, or at all.

         During the period of the plan, Cetoni will be required to purchase the tooling and equipment required to manufacture its products. It is anticipated that this will amount to approximately $650,000. Cetoni believes that it can obtain financing upon favorable terms for a substantial portion of this amount from the manufacturers of the tooling and equipment. However, if financing is not available, management believes that it will have the necessary funds to pay for the tooling and equipment. The Company does not anticipate any additional significant purchases or sales of plant or equipment during the period of the plan.

         During the period of the plan, the Company does not anticipate any significant changes in the numbers of employees employed by itself or Cetoni, its subsidiary.

         Although the Company incurred significant research and development expenses in 1999, these were attributable to one time charges for the most part and the Company does not anticipate incurring significant research and development costs for the period of the plan.

         The Company may incur substantial expenses associated with performing due diligence incident to the investigation of technologies suitable for acquisition. The amount and type of expenses incurred will vary depending on the technology being investigated and it is not possible to project what these expenses might be during the period of the plan.

         The Company has not generated any revenue from operations since its inception and has not been profitable since its inception. Although management believes that the Company may recognize revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use its technologies and purchase its products, there can be no assurances as to when and whether the Company will be able to commercialize its products and technologies and realize any revenues therefrom. The Company's products and technologies have never been utilized on a large-scale commercial basis.

         The Company expects that it will continue to generate losses until at least such time as it can commercialize its technologies, if ever. No assurance can be given that the Company can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, the Company is subject to all risks inherent in the establishment of a developing or new business.

         As of March 31, 2000 the Company had working capital of $4,572,573, shareholders' equity of $4,614,540 and an accumulated deficit of ($4,544,204). The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of technologies or products.

         The Company will require additional financing to continue to fund research and development efforts, operating costs and to complete additional technology acquisitions. Management anticipates that it will be able to raise the needed funds for continuing operations.

          The Company will attempt to raise this additional capital through the public or private placement of its securities, debt or equity financing, joint ventures, or the licensing or sale of its technologies and products. However, the Company has not entered into any definitive agreements or arrangements to obtain any such sources of capital and no assurance can be given that it can successfully obtain additional capital.

         In addition, the Company owns 2,000,000 shares of the common stock of Eurotech, Ltd. (approximately 5% of the company) with a market value of approximately $10,455,000 as of March 31, 2000, which the Company plans to either sell or use for collateral for a loan to provide funds for operations. Said securities are restricted; however, the Company has piggy-back and demand registration rights. The common stock of Eurotech, Ltd. is traded in the over-the- counter market and is quoted through the NASD OTC Bulletin Board. There can be no assurance that the Company can sell said securities or any portion thereof. Moreover, if the Company is able to sell said securities, the value thereof at the time of sale may be less than the present value of said securities.

         The Company anticipates that it will be able to raise the needed funds for operations from one or more of the aforementioned sources. However, if the Company is not able to raise the needed capital it will be required to curtail and possibly discontinue operations. There is no assurance that the Company will be able to continue to operate if additional capital is not obtained. Furthermore, if the Company is required to curtail its operations this could have a serious negative impact on its ability to proceed with its business plan and to commercialize and/or develop existing technologies and products or to identify and acquire new technologies.

Year 2000 Issues
----------------

         The Company took such steps as it believed to be appropriate to prevent any problems in its computer-dependent systems concerning problems associated with the Year 2000 issues. To date, the Company has not experienced any problems with its systems nor have any of its suppliers, companies owning technologies in which it has an interest, or other parties with which it deals, experienced any significant problems which have effected the Company. The Company does not anticipate any significant problems concerning this issue to occur in the future. However, the Company will continue to monitor this issue as it may effect the Company's operations and will take whatever steps are appropriate if any issues do arise.


                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 2.  Changes in Securities.

         On January 7, 2000 a consultant, who had been issued options to purchase shares of the common stock of the Company in consideration for services performed, exercised options to purchase 30,000 shares of the Company's common stock at $0.50 per share.

         On January 14, 2000, pursuant to a Plan and Agreement of
Reorganization, the Company acquired all of the outstanding shares of common stock of Aberdeen Acquisition Corporation, a Delaware corporation, from the shareholders thereof, in exchange for cash of $150,000, plus 400,000 shares of common stock of the Company valued at $500,000.

         Both of the above transactions were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 as not involving any public offering. The shares issued thereunder are restricted and cannot be transferred except in accordance with the rules and regulations of the Securities and Exchange Commission including, but not limited to, Rule 144 of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

                  Exhibit
                  Number            Exhibit
                  ------            -------

                    2.1. Agreement and Plan of Reorganization between Kurchatov Research Holdings, Ltd. and Aberdeen Acquisition Corporation, dated December 24, 1999.
                              (1).

                    3.1. Articles of Incorporation of registrant as amended. (2).

                    3.2.      By-laws of registrant. (2).

                    4.1.      Specimen certificate of registrant's common stock.
                              (2).

                    4.2. Specimen Warrant Certificate issued in connection with an offering of Debentures. (2).

                    10.1. Agreement with Eurotech, Ltd. to Acquire Resealable Can Technology. (2).

                    10.2.     Flexitech, Ltd. Acquisition Agreement. (2).

                    10.3.     Pirocat, Ltd. Acquisition Agreement. (2).

                    10.4. Agreement with the Holder of All Outstanding Equity of Cetoni Umwelttechnologies-Entwicklungs.
                              (2).

                    10.5.     Agreement with Eurotech, Ltd. Relating to Silicon
                              (EKOR) Compound. (2).

                    10.6. Lease Agreement for Office Space in Berlin, Germany. (2).

                    21.       List of Subsidiaries.

                    27.       Financial Data Schedule.

(1) Filed as the same numbered Exhibit to registrant's Form 8-K dated January 14, 2000.

(2) Filed as the same numbered Exhibit to registrant's Amendment No. 1 to Form 8-K filed May 15, 2000.

         (b) Reports on Form 8-K. A report on Form 8-K dated January 14, 2000 was filed by Company under the Company's prior name, Kurchatov Research Holdings, LTD. under Item 1 and 2 of the Form. The event reported was the acquisition by Company of all of the outstanding shares of Aberdeen Acquisition Corporation. No financial statements were filed with the report. Amendment No. 1 to the Form 8-K filed May 15, 2000 was filed by the Company under its present name Advanced Technology Industries, Inc. This report contained the audited consolidated balance sheet of the Company as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 1998 and 1999 and the period from inception (October 25, 1995) to December 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ADVANCED TECHNOLOGY INDUSTRIES, INC.,
                                           Registrant


Dated: May 22, 2000                        By: /S/ Hans Joachim Skrobanek
                                               --------------------------------
                                                    Hans Joachim Skrobanek
                                                    President



Dated: May 22, 2000                        By: /S/ James Samuelsom
                                               --------------------------------
                                                    James Samuelson,
                                                    Chief Financial Officer