Form 10QSB
period 2000-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2000-08-21
CIK 1054825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

                                   FORM 10-QSB

    (Mark One)

    [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000


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

    Yes [X]  No [ ]


    The number of outstanding shares of the issuer's only class of common stock as of June 30, 2000 was 15, 285,911.

    Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.                        F-1 through F-25

         Item 2.  Plan of Operation.                                          2

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.                                          5

         Item 2.  Changes in Securities.                                      6

         Item 3.  Defaults Upon Senior Securities.                            6

         Item 4.  Submission of Matters to a Vote of Security Holders.        6

         Item 5.  Other Information.                                          6

         Item 6.  Exhibits and Reports on Form 8-K.                           6

SIGNATURES                                                                    7

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                FINANCIAL REPORT

                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 1999 AND 2000

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page Nos.
                                                                       ---------

CONSOLIDATED BALANCE SHEET                                                F-3
  As of June 30, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-4
  For the Six Months Ended June 30, 1999 and 2000
  For the Three Months Ended June 30, 1999 and 2000
  For the Period from Inception (October 25, 1995) to
    June 30, 2000


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)              F-6
  For the Period from Inception (October 25, 1995) to
    June 30, 2000


CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-10
  For the Six Months Ended June 30, 1999 and 2000
  For the Period from Inception (October 25, 1995) to
    June 30, 2000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-11

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $   222,471
  Prepaid expenses and other assets                                      73,394
  Securities available-for-sale                                       6,450,000
                                                                    ------------
        Total Current Assets                                          6,745,865

Equipment, net of accumulated depreciation                              124,986
                                                                    ------------
        Total Assets                                                $ 6,870,851
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accrued liabilities                                               $ 1,671,048
  Current portion of obligations under capital leases                    14,379
  Due to related parties                                              1,977,648
  Deferred tax liability                                              1,545,000
                                                                    ------------
      Total Current Liabilities                                       5,208,075
                                                                    ------------
Long-term portion of obligations under capital leases                    11,751
                                                                    ------------
      Total Liabilities                                               5,219,826
                                                                    ------------
Commitments and Other Matters (Notes 1,3,4,8,9,10 and 11)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             -
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 15,285,911 shares issued and outstanding                  1,889
  Additional paid-in capital                                          4,076,497
  Accumulated other comprehensive income                              3,019,703
  Deficit accumulated during the development stage                   (5,447,064)
                                                                    ------------
      Total Stockholders' Equity                                      1,651,025
                                                                    ------------
      Total Liabilities and Stockholders' Equity                    $ 6,870,851
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                 (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE SIX MONTHS        FOR THE PERIOD
                                                          ENDED JUNE 30,        FROM INCEPTION
                                           -----------------------------     (OCTOBER 25,1995)
                                                    1999            2000      TO JUNE 30, 2000
                                           -------------   -------------     -----------------
Revenues                                   $          -    $          -          $          -
                                           -------------   -------------         -------------
Costs and Expenses:
  Research and development                      627,500          43,626             1,714,000
  Stock-based compensation                    1,070,411         270,000             2,395,411
  Consulting fees                               177,000         204,440             1,131,216
  Other general and administrative
    expenses                                    190,559         542,359             1,503,256
  Depreciation expense                           29,441           9,843               119,322
  Interest and amortization of
    debt issuance costs                         695,135          29,456             1,283,547
                                           -------------   -------------         -------------
    Total Costs and Expenses                  2,790,046       1,099,724             8,146,752
                                           -------------   -------------         -------------
Other:
  Acquisition of Aberdeen                             -         650,000               650,000
                                           -------------   -------------         -------------
Loss before extraordinary item               (2,790,046)     (1,749,724)           (8,796,752)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                             -               -             3,349,688
                                           -------------   -------------         -------------
     Net Loss                              $ (2,790,046)   $ (1,749,724)         $ (5,447,064)
                                           =============   =============         =============

Basic and diluted loss per share

  Before extraordinary item                $       (.13)   $       (.12)
  Extraordinary item                                  -               -
                                           -------------   -------------
     Net Loss                              $       (.13)   $       (.12)
                                           =============   =============
Weighted average shares used in
  basic and diluted loss per share           20,797,970      15,115,911
                                           =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                   -----------------------------
                                                            1999            2000
                                                   -------------   -------------

Revenues                                           $          -    $          -
                                                   -------------   -------------
Costs and Expenses:
  Research and development                              157,000           7,238
  Stock-based compensation                                    -         270,000
  Consulting fees                                        91,600         184,456
  Other general and administrative expenses              94,892         419,203
  Depreciation expense                                   14,721           4,610
  Interest and amortization of debt issuance
    costs                                               570,444          17,353
                                                   -------------   -------------
    Total Costs and Expenses                            928,657         902,860
                                                   -------------   -------------
Loss before extraordinary item                         (928,657)       (902,860)

Extraordinary item - gain on sale of
  technology interest to former affiliate,
  net of income taxes of $-0-                                 -               -
                                                   -------------   -------------
     Net Loss                                      $   (928,657)   $   (902,860)
                                                   =============   =============

Basic and diluted loss per share:

  Before extraordinary item                        $       (.04)   $       (.06)
  Extraordinary item                                          -               -
                                                   -------------   -------------
     Net Loss                                      $       (.04)   $       (.06)
                                                   =============   =============
Weighted average shares used in basic and
  diluted loss per share                             20,797,970      15,115,911
                                                   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                            (A Development Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                        FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH JUNE 30, 2000

                                                                                 Common Stock       Additional
                                                       Date of    ----------------------------         Paid-in
                                                   Transaction          Shares          Amount         Capital
                                                  ------------    ------------    ------------    ------------
Period from Inception (October 25, 1995)
through December 31, 1997:
---------------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                   10/25/95     12,300,000     $     1,230     $         -
Issuance of stock for legal fees
  ($0.04 per share)                                   10/25/95        500,000              50          19,950
Issuance of stock under consulting agreement
  ($0.04 per share)                                   10/25/95      1,375,000             138          54,862
Issuance of stock under consulting agreements
  ($1.00 per share)                                   12/02/96        230,000              23         229,977
Net loss - 1996                                                             -               -               -
Issuance of stock under consulting agreements
  ($1.00 per share)                                   01/10/97        750,000              75         749,925
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                       04/97-09/97        306,500              30         612,970
Offering costs                                           04/97              -               -         (50,000)
Comprehensive income:
  Net loss - 1997                                                           -               -               -
                                                                  ------------    ------------    ------------
Balance - December 31, 1997                                        15,461,500     $     1,546     $ 1,617,684
                                                                  ============    ============    ============

                                                                          Deficit
                                                    Accumulated       Accumulated             Total
                                                          Other        During the     Stockholders'
                                                  Comprehensive       Development            Equity     Comprehensive
                                                  Income (Loss)             Stage      (Deficiency)     Income (Loss)
                                                  -------------     -------------     -------------     -------------
Period from Inception (October 25, 1995)
through December 31, 1997:
---------------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)               $          -      $          -      $     1,230
Issuance of stock for legal fees
  ($0.04 per share)                                          -                 -           20,000
Issuance of stock under consulting agreement
  ($0.04 per share)                                          -                 -           55,000
Issuance of stock under consulting agreements
  ($1.00 per share)                                          -                 -          230,000
Net loss - 1996                                              -          (372,500)        (372,500)
Issuance of stock under consulting agreements
  ($1.00 per share)                                          -                 -          750,000
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                                 -                 -          613,000
Offering costs                                               -                 -          (50,000)
Comprehensive income:
  Net loss - 1997                                            -        (1,267,567)       (1,267,567)     $ (1,267,567)
                                                  -------------     -------------     -------------     -------------
Balance - December 31, 1997                       $          -      $ (1,640,067)     $    (20,837)     $ (1,267,567)
                                                  =============     =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                      (A Development Stage Company)

                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH JUNE 30, 2000

                                                                    Common Stock       Additional
                                          Date of    ----------------------------         Paid-in
                                      Transaction          Shares          Amount         Capital
                                     ------------    ------------    ------------    ------------
Year Ended December 31, 1998:
--------------------------------

Balance - December 31, 1997, as
 previously reported                                  15,461,500     $     1,546     $ 1,617,684
Effect of Cetoni pooling-of-
 interests                                             5,000,000             500          27,245
                                                     ------------    ------------    ------------
Balance - December 31, 1997,
 restated                                             20,461,500           2,046       1,644,929
Comprehensive income:
  Net loss, restated for Cetoni
    pooling-of-interests                                       -               -               -
  Other comprehensive income,
  net of tax:
    Translation adjustments                                    -               -               -
    Unrealized gains                                           -               -               -
                                                     ------------    ------------    ------------
Balance - December 31, 1998,
 Restated                                             20,461,500     $     2,046     $ 1,644,929
                                                     ============    ============    ============

                                                             Deficit
                                       Accumulated       Accumulated             Total
                                             Other        During the     Stockholders'
                                     Comprehensive       Development            Equity     Comprehensive
                                     Income (Loss)             Stage      (Deficiency)     Income (Loss)
                                     -------------     -------------     -------------     -------------
Year Ended December 31, 1998:
--------------------------------

Balance - December 31, 1997, as
 previously reported                 $          -      $ (1,640,067)     $    (20,837)
Effect of Cetoni pooling-of-
 interests                                 36,122          (512,769)         (448,902)
                                     -------------     -------------     -------------
Balance - December 31, 1997,
 restated                                  36,122        (2,152,836)         (469,739)
Comprehensive income:
   Net loss, restated for Cetoni
     pooling-of-interests                       -          (795,568)         (795,568)     $   (795,568)
   Other comprehensive income,
   net of tax:
     Translation adjustments              (54,137)                -           (54,137)          (54,137)
     Unrealized gains                           -                 -                 -                 -
                                     -------------     -------------     -------------     -------------
Balance - December 31, 1998,
  Restated                           $    (18,015)     $ (2,948,404)     $ (1,319,444)     $   (849,705)
                                     =============     =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                      (A Development Stage Company)

                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH JUNE 30, 2000

                                                                      Common Stock       Additional
                                            Date of    ----------------------------         Paid-in
                                        Transaction          Shares          Amount         Capital
                                       ------------    ------------    ------------    ------------
Year Ended December 31, 1999:
----------------------------------

Balance - December 31, 1998,
  Restated                                              20,461,500     $     2,046     $ 1,644,929

Cancellation of shares issued to
  founders                                  11/99       (6,795,000)           (679)            679
Stock issued pursuant to
  employment and consulting
  agreements                                01/99        1,009,411             101       1,009,310
Value assigned to stock options
  issued in connection with
  consulting agreement                      01/99                -               -          61,000
Value assigned to 770,000 warrants
  issued in connection with
  convertible debt                          03/99                -               -         531,000
Comprehensive income:
   Net loss                                                      -               -               -
   Other comprehensive income,
   net of tax:
     Translation adjustments                                     -               -               -
     Unrealized gains                                            -               -               -
                                                       ------------    ------------    ------------
Balance - December 31, 1999                             14,675,911     $     1,468     $ 3,246,918
                                                       ============    ============    ============

                                                             Deficit
                                       Accumulated       Accumulated             Total
                                             Other        During the     Stockholders'
                                     Comprehensive       Development            Equity     Comprehensive
                                     Income (Loss)             Stage      (Deficiency)     Income (Loss)
                                     -------------     -------------     -------------     -------------
Year Ended December 31, 1999:
---------------------------------

Balance - December 31, 1998,
  Restated                           $    (18,015)     $ (2,948,404)     $ (1,319,444)

Cancellation of shares issued
  to founders                                   -                 -                 -
Stock issued pursuant to
  employment and consulting
  agreements                                    -                 -         1,009,411
Value assigned to stock options
  issued in connection with
  consulting agreement                          -                 -            61,000
Value assigned to 770,000
  warrants issued in connection
  with convertible debt                         -                 -           531,000
Comprehensive income, net of tax:
  Net loss                                      -          (748,936)         (748,936)     $   (748,936)
  Other comprehensive income,
  net of tax:
     Translation adjustments               92,899                 -            92,899            92,899
     Unrealized gains                   1,117,500                 -         1,117,500         1,117,500
                                     -------------     -------------     -------------     -------------
 Balance - December 31, 1999         $  1,192,384      $ (3,697,340)     $    743,430      $    461,463
                                     =============     =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                         (A Development Stage Company)

                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH JUNE 30, 2000

                                                                             Common Stock       Additional
                                                   Date of    ----------------------------         Paid-in
                                               Transaction          Shares          Amount         Capital
                                              ------------    ------------    ------------    ------------
Six Months Ended June 30, 2000:
-----------------------------------------

Balance - December 31, 1999                                    14,675,911     $     1,468     $ 3,246,918

Stock options exercised                            01/00           30,000               3          14,997
Shares issued for acquisition of Aberdeen          01/00          400,000             400         499,600
Compensatory issuance of stock                     04/00           30,000               3          44,997
Value assigned to stock options issued in
  connection with consulting agreements            04/00                -               -         135,000
Stock options exercised                            06/00           90,000               9          44,991
Compensatory issuance of stock                     06/00           60,000               6          89,994
Comprehensive income:
  Net loss                                                              -               -               -
  Other comprehensive income, net of
   tax:
     Translation adjustments                                            -               -               -
     Unrealized gains                                                   -               -               -
                                                              ------------    ------------    ------------
Balance - June 30, 2000                                        15,285,911     $     1,889     $ 4,076,497
                                                              ============    ============    ============

                                                                    Deficit
                                              Accumulated       Accumulated             Total
                                                    Other        During the     Stockholders'
                                            Comprehensive       Development            Equity     Comprehensive
                                            Income (Loss)             Stage      (Deficiency)     Income (Loss)
                                            -------------     -------------     -------------     -------------
Six Months Ended June 30, 2000:
--------------------------------------

Balance - December 31, 1999                 $  1,192,384      $ (3,697,340)     $    743,430

Stock options exercised                                -                 -            15,000
Shares issued for acquisition of
  Aberdeen                                             -                 -           500,000
Compensatory issuance of stock                         -                 -            45,000
Value assigned to stock options issued
  in connection with consulting
  agreements                                           -                 -           135,000
Stock options exercised                                -                 -            45,000
Compensatory issuance of stock                         -                 -            90,000
Comprehensive income:
  Net loss                                             -       (1,749,724)        (1,749,724)     $ (1,749,724)
  Other comprehensive income, net of
   tax:
     Translation adjustments                     177,319                 -           177,319           177,319
     Unrealized gains                          1,650,000                 -         1,650,000         1,650,000
                                            -------------     -------------     -------------     -------------
Balance - June 30, 2000                     $  3,019,703      $ (5,447,064)     $  1,651,025      $     77,595
                                            =============     =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                      (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE SIX MONTHS        FOR THE PERIOD
                                                                    ENDED JUNE 30,        FROM INCEPTION
                                                     -----------------------------    (OCTOBER 25, 1995)
                                                              1999            2000      TO JUNE 30, 2000
                                                     -------------   -------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (2,790,046)   $ (1,749,724)           (5,447,064)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Extraordinary gain                                        -               -            (3,349,688)
      Stock-based compensation                          1,070,411         270,000             2,395,411
      Acquisition of Aberdeen                                   -         650,000               650,000
      Interest and amortization of debt issuance
        costs                                             695,135               -             1,068,191
      Research and development costs                      627,500               -               437,368
      Depreciation                                         29,441           9,842               119,322
  Cash provided by (used in) the change in assets
    and liabilities:
      Decrease (increase) in prepaid expenses and
        other assets                                        3,346          (1,614)              (28,394)
      Increase in cumulative translation adjustment         4,490         177,319               252,203
      Increase (decrease) in accrued liabilities         (180,937)        159,932             1,671,048
                                                     -------------   -------------         -------------
    Net Cash Used in Operating Activities                (540,660)       (484,245)           (2,231,603)
                                                     -------------   -------------         -------------
CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                                    (14,211)        (69,657)             (207,003)
                                                     -------------   -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        -          15,000               656,975
  Offering costs                                                -               -               (50,000)
  Proceeds from convertible debentures                    750,000               -               750,000
  Financing costs                                         (75,000)              -               (75,000)
  Advances from related parties                             2,859         854,091             1,390,277
  Payments under capital lease obligations                 (2,895)         (4,822)              (11,175)
                                                     -------------   -------------         -------------
    Net Cash Provided by Financing Activities             674,964         864,269             2,661,077
                                                     -------------   -------------         -------------
Increase in Cash                                          120,093         310,367               222,471

Cash Overdraft - Beginning of Period                      (85,202)        (87,896)                    -
                                                     -------------   -------------         -------------
Cash - End of Period                                 $     34,891    $    222,471          $    222,471
                                                     =============   =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                         $          -    $          -          $     72,898
                                                     =============   =============         =============
    Income taxes                                     $          -    $          -          $          -
                                                     =============   =============         =============
SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
ACTIVITIES:

    Equipment purchased under capital
      lease obligations                              $          -    $          -          $     37,305
                                                     =============   =============         =============
    Convertible debentures and interest
      assumed by Eurotech                            $          -    $          -          $  1,212,188
                                                     =============   =============         =============

The accompanying notes are an integral part of these consolidated financial statements.

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

Description of Business
-----------------------

Advanced Technology Industries, Inc. (the "Company", or "ATI") was incorporated under the laws of the State of Delaware on October 25, 1995. On February 1, 2000, the Company changed its name from Kurchatov Research Holdings, Ltd. to Advanced Technology Industries, Inc. The Company was organized to identify, assess and commercialize technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating in Israel, Germany and Russia.

The Company is in the development stage and its efforts, until recently, included the appointment of Russian scientists to the Company's technical advisory board, the negotiation of an agreement with ERBC Holdings, Ltd. ("ERBC") to manage the Company's operations in Russia, the review of certain technologies for commercialization, the negotiation of an agreement with Eurotech, Ltd. ("Eurotech"), a development-stage technology transfer, holding, marketing and management company, to undertake commercialization of the technologies and products which may be identified by the technical advisory board, including the introduction of a certain compound technology known as "EKOR" to Eurotech (Note 3).

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

Reorganization
--------------

Pursuant to an Agreement and Plan of Reorganization, effective January 14, 2000, the Company acquired all the outstanding shares of common stock of Aberdeen Acquisition Corporation ("Aberdeen"), a Delaware corporation, from the shareholders thereof, in an exchange for cash of $150,000, plus 400,000 shares of common stock of the Company valued at $500,000. As a result of this transaction, Aberdeen has become a wholly-owned subsidiary of ATI effective on January 14, 2000. The costs of this transaction were charged to operations during the six months ended June 30,2000.

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2000. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of June 30, 2000, the Company had an accumulated deficit since inception of $5,447,064.

Management's business plan will require financing. To support its operations during 1999, the Company completed a convertible debenture financing for $750,000 (see Note 8). During November of 1999, the Company sold its profit interest in the EKOR technology to Eurotech in exchange for 2,000,000 shares of Eurotech"s restricted common stock, approximately 5% of the outstanding common stock of Eurotech, plus other consideration described in Note 9. These shares are restricted, however, the Company has demand registration rights and piggy-back registration rights. Eurotech's common shares trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The Company plans on either borrowing funds secured by these securities or selling all or a portion of such securities to fund its operations. The market value of the Eurotech securities approximated $6,450,000 at June 30, 2000. In July, the Company sold for $1,350,000 500,000 of its Eurotech common shares to Eurotech.

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

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

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

At June 30, 2000, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies which are located in Israel:

             Flexitech, Ltd. ("Flexitech")       20%
             Pirocat, Ltd. ("Pirocat")           20%

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on investments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
130. Accumulated other comprehensive income, at June 30, 2000, consists of the following:

           Foreign currency translation adjustments        $    252,203
           Unrealized gains on investments, net of
            taxes of $1,545,000                               2,767,500
                                                           -------------
                                                           $  3,019,703
                                                           =============

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

On November 30, 1999, the Company sold its profit interest in the EKOR technology to Eurotech (see Note 9).

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                       (A Development Stage Company)

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

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development expenses for the six months ended June 30, 2000 was $30,000, which reduced the Company's investment in these two companies to zero.

There can be no assurance that these development projects will result in useful technologies or that the same will be commercially saleable or profitable.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITIONS (Continued)

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests
-----------------------------------------------------------------

On December 6, 1999, the Company completed the acquisition of all of the outstanding shares of the capital stock of Cetoni Umwelttechnologie-Entwicklungs GmbH ("Cetoni") for 5,000,000 shares of the Company's restricted common stock. Cetoni is a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets. Cetoni has not generated any revenues from operations to date. Management of Cetoni believes that the research and development stage has been completed on the majority of its products and believes that they are ready for commercialization in consumer markets.

The acquisition has been accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined results of ATI and Cetoni.

Net sales, loss before extraordinary item and net loss for the individual companies reported prior to the business combination were as follows:

                                                        Years Ended December 31,
                                                     ---------------------------
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
                                                     ============   ============

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITIONS (Continued)

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests (Continued)
-----------------------------------------------------------------------------

The conforming of the accounting practices of ATI and Cetoni resulted in no adjustments to net loss or shareholders' equity. There have been no significant intercompany transactions between ATI and Cetoni other than loans by ATI to Cetoni.

NOTE 5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 2,000,000 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The fair value of such equity securities at June 30, 2000 was estimated at $6,450,000. The amortized cost basis was $2,137,500 and the unrealized gain was $4,312,500 at June 30, 2000.

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

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

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

NOTE 7 - INCOME TAXES

The Company has not provided for income taxes for the six months ended June 30, 2000, as a result of net operating losses incurred since inception.

The components of deferred tax assets and liabilities at June 30, 2000 are as follows:

           Deferred Tax Assets:
             Net operating loss carryforwards               $    180,000
             Compensatory element of stock issuances             536,000
                                                            -------------
               Total Gross Deferred Tax Assets                   716,000

             Less:  Valuation allowance                          536,000
                                                            -------------
               Net Deferred Tax Assets                      $    180,000

           Deferred Tax Liability:
             Unrealized gains on available-for-sale
               securities                                     (1,725,000)
                                                            -------------

               Net Deferred Tax Liability - Current         $  1,545,000
                                                            =============

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (Continued)

The net change in the valuation allowance for deferred tax assets was an increase of approximately $18,000 during the six months ended June 30, 2000. The current deferred tax liability of approximately $1,545,000 was included in accumulated other comprehensive income in stockholders' equity as of June 30, 2000.

As of June 30, 2000, the Company had available approximately $450,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior years expire during the years 2010 through 2013, and the December 31, 1998, 1999 and 2000 NOL carryforwards expire in the years 2018, 2019 and 2020, respectively.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                            For the Six Months
                                                                Ended June 30,
                                                          --------------------
                                                              1999        2000
                                                         ---------   ---------

                  Federal statutory rate                   (34.0)%     (34.0)%
                  Non-deductible expenses and
                    unutilized foreign losses               54.0        32.0
                  Change in valuation allowance            (20.0)        2.0
                                                         ---------   ---------

                    Effective rate                           -0- %       -0- %
                                                         =========   =========

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

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

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

Warrants
--------

At June 30, 2000, there were warrants outstanding to purchase 770,000 shares of the Company's common stock at $0.65 per share. The warrants were valued at $531,000 using the Black-Scholes pricing model with the following assumptions:

              Risk-free interest rate                 5.0%
              Expected life                           2 years
              Expected volatility                     65.0%
              Dividend yield                          0%

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Options - Outside the Stock Option Plan
---------------------------------------

Pursuant to a 1999 financial consulting agreement, the Company granted to the consultant options to purchase 100,000 shares of its common stock at prices ranging from $0.50 to $2.00 per share. The options expire on December 31, 2000. 30,000 options were exercised during the six months ended June 30, 2000 at $0.50 per share. These options were valued at $0.61 each on the grant date using the Black-Scholes option-pricing model with the following assumptions:

              Risk-free interest rate                 5.0%
              Expected life                           2 years
              Expected volatility                     65.0%
              Dividend yield                          0%

In February 2000, the Company cancelled the remaining 70,000 options outstanding under the above agreement and entered into a new agreement with the same consultant providing for 90,000 options to be granted on April 1, July 1 and October 1, 2000 at $0.50 per share. Accordingly, the Company granted to the consultant options to purchase 90,000 shares of common stock at $0.50 per share on April 1, 2000. In June 2000, the consultant exercised its options and the Company recorded a receivable for $45,000. These options were valued at $1.75 each on the grant date using the Black-Scholes option-pricing model with the following assumptions:

              Risk-free interest rate                 9.5%
              Expected life                           60 days
              Expected volatility                     40.0%
              Dividend yield                          0%

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


              Warrants to purchase common stock                        770,000
              Letter of intent to acquire Bavaria Tech based
                 on estimate of exchange ratio                       3,000,000
                                                                    -----------
              Total as of June 30, 2000                              3,770,000
                                                                    ===========

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

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

Stock Option Plan
-----------------

In 1996, the Company adopted an incentive stock option plan. Under the plan, which authorizes the granting of incentive stock options or non-incentive stock options, the maximum number of shares of common stock for which options may be granted is 500,000 shares. Options may be granted for terms not exceeding ten years from the date of grant, except for options granted to persons holding in excess of 5% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of grant. As of June 30, 2000, no options have been granted under this stock option plan.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes approximated $50,000 during the six months ended June 30, 2000.

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

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

Distribution Agreement
----------------------

On May 11, 2000, the Company entered into a distribution agreement providing for the marketing of certain products for an indefinite period of time. No minimum quantities are required to be purchased from the Company, and the Company is not required to bear any transport costs until the net value of the goods shipped exceeds DM5,000.

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

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

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

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

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

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest, other costs and extraordinary items. Segment results for are as follows:

                                         U.S.A.       Germany    Consolidated
                                    -----------   -----------    ------------
 Six Months Ended June 30, 1999:
 -------------------------------
 Loss before interest, other
   costs and extraordinary items   $(1,524,708)   $  (570,203)    $(2,094,911)
                                   ============   ============    ============
 Depreciation and amortization     $         -    $    29,441     $    29,411
                                   ============   ============    ============
 Identifiable Assets               $    15,088    $    76,863     $    91,951
                                   ============   ============    ============

 Six Months Ended June 30, 2000:
 ------------------------------

 Loss before interest, other
   costs and extraordinary items   $  (917,470)   $  (152,798)    $(1,070,268)
                                   ============   ============    ============
 Depreciation and amortization     $         -    $     9,843     $     9,843
                                   ============   ============    ============
 Identifiable Assets               $ 6,799,680    $    71,171     $ 6,870,851
                                   ============   ============    ============

NOTE 13 - SUBSEQUENT EVENT

Pursuant to an agreement dated June 20, 2000 between the Company and Eurotech, the Company sold to Eurotech, for $1,350,000 cash, 500,000 of the shares of Eurotech's common stock that the Company had purchased from Eurotech in November 1999. From the total consideration, the parties agreed that Eurotech would deduct the $350,000 that the Company owed to Eurotech on account of the purchase from Eurotech of Eurotech's TetraPak technology. The transaction closed on July 14, 2000.

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

         It is anticipated that the main emphasis for Cetoni in the next twelve months will be on the successful commercialization of its beverage packaging products (resealable aluminum beverage can and resealable tetra pak carton), automotive accessory products, office products, and consumer products. Cetoni will seek out product wholesalers with which to enter into distribution agreements. To date, Cetoni has entered into two distribution agreements with Fackelmann Gmbh & Co, a major manufacturer and distributor of household and related goods, for the distribution of two consumer products i.e. the butter dispenser dish and FruitStripper products.

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

         During the period of the plan Cetoni will be required to purchase the tooling and equipment required to manufacture its products. It is anticipated that this will amount to approximately $650,000. Cetoni believes that it can obtain financing upon favorable terms for a substantial portion of this amount from the manufacturers of the tooling and equipment. However, if financing is not available, management believes that it will have the necessary funds to pay for the tooling and equipment. The Company does not anticipate any additional significant purchases or sales of plant or equipment during the period of the plan.

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

         As of June 30, 2000 the Company had working capital of $1,537,790 shareholders' equity of $1,651,025 and an accumulated deficit of ($5,447,064). The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of technologies or products.

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

         On June 20, 2000 the Company entered into an agreement with Eurotech, Ltd. to sell 500,000 shares of the common stock of that company to it for $1,350,000. The transaction closed on July 14, 2000. As part of said transaction the Company agreed to prepay Eurotech the sum of $350,000 which was owed to Eurotech as a result of the acquisition by the Company of certain technologies from Eurotech. This event was reported by the Company on Current Report on Form 8K filed on July 5, 2000.

         The Company plans to either sell the remaining Eurotech shares or use them for collateral for a loan to provide funds for operations. The stock is restricted stock. However, the agreement of June 20, 2000 provides that Eurotech will either register the remaining 1,500,000 shares by August 20, 2000 or purchase an additional 500,000 shares of the stock at the then current market price. The agreement further provides that if Eurotech fails to register the remainder of said stock by September 20, 2000 it purchase the remaining 1,000,000 shares at the then current market price.

         The common stock of Eurotech, Ltd. is traded in the over-the- counter market and is quoted through the NASD OTC Bulletin Board. If Eurotech does not purchase the remaining shares, there can be no assurance that the Company can sell said securities or any portion thereof. Moreover, if the Company is able to sell said securities, the value thereof at the time of sale may be less than the present value of said securities.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 2.  Changes in Securities.

         In June, 2000 a consultant, who had been issued options to purchase shares of the common stock of the Company in consideration for services performed, exercised options to purchase 90,000 shares of the Company's common stock at $.50 per share.

         In April, 2000 and June 2000 the Company issued 30,000 shares of common stock and 60,000 shares of stock respectively to a third party as compensation for services performed.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               Exhibit
               Number            Exhibit
               -------           -------

               10.8 Letter Agreement with Eurotech dated June 20, 2000 concerning Eurotech Repurchase of Stock. (1).

               10.9 Distribution Agreement with Fackelmann Gmbh & Co. dated May 11, 2000 (Butter Dispenser Dish).

               10.10 Distribution Agreement with Fackelmann Gmbh &Co. dated May 11, 2000 (Fruitstripper).

               27.       Financial Data Schedule.

(1) Filed as the same numbered Exhibit to registrant's Current Report on Form 8-K filed July 5, 2000

         (b) Reports on Form 8-K. A Current Report on Form 8K was filed by the Company on July 5, 2000. The event reported was the entering into of the agreement with Eurotech, Ltd. on June 20, 2000 providing for the purchase of 500,000 shares of Eurotech, Ltd stock and the future registration and/or purchase of 1,500,000 of said stock.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ADVANCED TECHNOLOGY INDUSTRIES, INC.,
                                           Registrant


Dated: August 21, 2000                     By: /S/ Hans Joachim Skrobanek
                                               --------------------------------
                                               Hans Joachim Skrobanek,
                                               President



Dated: August 21, 2000                     By: /S/ James Samuelson
                                               --------------------------------
                                               James Samuelson,
                                               Chief Financial Officer