Form 10QSB
period 2000-09-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2000-11-20
CIK 1054825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

                                   FORM 10-QSB

         (Mark One)

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000


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

         Yes [X]   No [ ]

         The number of outstanding shares of the issuer's only class of common stock as of September 30, 2000 was 15,285,911.

         Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2000


                                                                     Page Nos.
                                                                     ---------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

    CONSOLIDATED BALANCE SHEETS                                       F-1
      December 31, 1999 and September 30, 2000

    CONSOLIDATED STATEMENTS OF OPERATIONS                             F-2 - F-3
      For the Nine Months Ended September 30, 1999 and 2000
      For the Three Months Ended September 30, 1999 and 2000
      For the Period from Inception (October 25, 1995) to
        September 30, 2000

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      (DEFICIENCY)                                                    F-4 - F-7
        For the Period from Inception (October 25, 1995) to
          September 30,2000

    CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-8
      For the Nine Months Ended September 30, 1999 and 2000
      For the Period from Inception (October 25, 1995) to
        September 30, 2000

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-9 - F-23

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations               2


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.                                         7

   Item 2.  Changes in Securities.                                     7

   Item 3.  Defaults Upon Senior Securities.                           7

   Item 4.  Submission of Matters to a Vote of Security Holders.       7

   Item 5.  Other Information.                                         7

   Item 6.  Exhibits and Reports on Form 8-K.                          7

SIGNATURES                                                             8

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                               SEPTEMBER 30, 2000


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $    49,891
  Prepaid expenses and other assets                                      74,679
  Securities available-for-sale                                       4,702,500
                                                                    ------------
        Total Current Assets                                          4,827,070

Equipment, net of accumulated depreciation                              160,356

Investment in Nurescell AG                                              302,167
                                                                    ------------
        Total Assets                                                $ 5,289,593
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accrued liabilities                                               $ 1,639,375
  Current portion of obligations under capital
    leases                                                               15,466
  Due to related parties                                              1,886,880
  Deferred tax liability                                              1,059,750
                                                                    ------------
        Total Current Liabilities                                     4,601,471
                                                                    ------------
Long-term portion of obligations under capital leases                     7,542
                                                                    ------------
        Total Liabilities                                             4,609,013
                                                                    ------------
Commitments and Other Matters (Notes 1,3,4,8,9,10 and 11)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             -
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 15,285,911 shares issued and outstanding                  1,889
  Additional paid-in capital                                          4,076,497
  Accumulated other comprehensive income                              2,138,265
  Deficit accumulated during the development stage                   (5,536,071)
                                                                    ------------
        Total Stockholders' Equity                                      680,580
                                                                    ------------
        Total Liabilities and Stockholders' Equity                  $ 5,289,593
                                                                    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                FOR THE PERIOD
                                         FOR THE NINE MONTHS    FROM INCEPTION
                                         ENDED SEPTEMBER 30,   (OCTOBER 25,1995)
                                    --------------------------- TO SEPTEMBER 30,
                                        1999           2000           2000
                                    ------------   ------------   ------------

Revenues                            $         -   $          -   $          -
                                    ------------   ------------   ------------
Costs and Expenses:
  Research and development              823,644        115,940      1,786,314
  Stock-based compensation            1,070,411        270,000      2,395,411
  Consulting fees                       261,017        302,263      1,229,039
  Other general and administrative
    expenses                            286,700      1,244,603      2,205,500
  Depreciation expense                   44,162         14,244        123,723
  Interest and amortization of
    debt issuance costs                 855,667         57,306      1,311,397
                                    ------------   ------------   ------------
     Total Costs and Expenses         3,341,601      2,004,356      9,051,384
                                    ------------   ------------   ------------
Other:
  Gain on sale of marketable
    securities                                -       (815,625)      (815,625)
  Acquisition of Aberdeen                     -        650,000        650,000
                                    ------------   ------------   ------------
Loss before extraordinary item       (3,341,610)    (1,838,731)    (8,885,759)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                     -              -      3,349,688
                                    ------------   ------------   ------------
     Net Loss                       $(3,341,601)   $(1,838,731)   $(5,536,071)
                                    ============   ============   ============

Basic and diluted loss per share:

  Before extraordinary item         $      (.16)   $      (.12)
  Extraordinary item                          -              -
                                    ------------   ------------
     Net Loss                       $      (.16)   $      (.12)
                                    ============   ============
Weighted average shares used in
  basic and diluted loss per share   21,358,754     15,182,578
                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   -----------------------------
                                                       1999            2000
                                                   -------------   -------------

Revenues                                           $          -    $          -
                                                   -------------   -------------
Costs and Expenses:
  Research and development                              196,144          72,314
  Stock-based compensation                                    -               -
  Consulting fees                                        84,017          97,823
  Other general and administrative expenses              96,141         702,244
  Depreciation expense                                   14,721           4,401
  Interest and amortization of debt issuance
    costs                                               160,532          27,850
                                                   -------------   -------------
     Total Costs and Expenses                           551,555         904,632

Other (Income):
  Gain on sale of marketable securities                       -        (815,625)
                                                   -------------   -------------
Loss before extraordinary item                         (551,555)        (89,007)

Extraordinary item - gain on sale of
  technology interest to former affiliate,
  net of income taxes of $-0-                                 -               -
                                                   -------------   -------------
     Net Loss                                      $   (551,555)   $    (89,007)
                                                   =============   =============

Basic and diluted loss per share:

  Before extraordinary item                        $       (.03)   $       (.01)
  Extraordinary item                                          -               -
                                                   -------------   -------------
     Net Loss                                      $       (.03)   $       (.01)
                                                   =============   =============
Weighted average shares used in basic and
  diluted loss per share                             21,470,911      15,182,578
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

                  FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH SEPTEMBER 30, 2000

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

           FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH SEPTEMBER 30, 2000

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

            FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH SEPTEMBER 30, 2000

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

                                  ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                      (A Development Stage Company)

                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH SEPTEMBER 30, 2000

                                                                      Common Stock       Additional
                                            Date of    ----------------------------         Paid-in
                                        Transaction          Shares          Amount         Capital
                                       ------------    ------------    ------------    ------------
Nine Months Ended September 30, 2000:
------------------------------------

Balance - December 31, 1999                             14,675,911     $     1,468     $ 3,246,918

Stock options exercised                     01/00           30,000               3          14,997
Shares issued for acquisition of Aberdeen   01/00          400,000             400         499,600
Compensatory issuance of stock              04/00           30,000               3          44,997
Value assigned to stock options issued in
  connection with consulting agreements     04/00                -               -         135,000
Stock options exercised                     06/00           90,000               9          44,991
Compensatory issuance of stock              06/00           60,000               6          89,994
Comprehensive income:
  Net loss                                                       -               -               -
  Other comprehensive income, net of
    tax:                                                         -               -               -
      Translation adjustments                                    -               -               -
      Unrealized gains                                           -               -               -
                                                       ------------    ------------    ------------
Balance - September 30, 2000                            15,285,911     $     1,889     $ 4,076,497
                                                       ============    ============    ============

                                                             Deficit
                                       Accumulated       Accumulated             Total
                                             Other        During the     Stockholders'
                                     Comprehensive       Development            Equity     Comprehensive
                                     Income (Loss)             Stage      (Deficiency)     Income (Loss)
                                     -------------     -------------     -------------     -------------
Nine Months Ended September 30, 2000:
------------------------------------

Balance - December 31, 1999          $  1,192,384      $ (3,697,340)     $    743,430

Stock options exercised                         -                 -            15,000
Shares issued for acquisition of
Aberdeen                                        -                 -           500,000
Compensatory issuance of stock                  -                 -            45,000
Value assigned to stock options
  issued in connection with
  consulting agreements                         -                 -           135,000
Stock options exercised                         -                 -            45,000
Compensatory issuance of stock                  -                 -            90,000
Comprehensive income:
  Net loss                                      -        (1,838,731)       (1,838,731)     $ (1,838,731)
  Other comprehensive income, net of
    tax:
      Translation adjustments              23,756                 -            23,756            23,756
      Unrealized gains                    922,125                 -           922,125           922,125
                                     -------------     -------------     -------------     -------------
Balance - September 30, 2000         $  2,138,265      $ (5,536,071)     $    680,580      $   (892,850)
                                     =============     =============     =============     =============

         The accompanying notes are an integral part of these consolidated financial statements.

                                    ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                       (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE NINE MONTHS          FOR THE PERIOD
                                                             ENDED SEPTEMBER 30,         FROM INCEPTION
                                                        -----------------------------  (OCTOBER 25, 1995)
                                                            1999             2000     TO SEPTEMBER 30, 2000
                                                        ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(3,341,601)     $(1,838,731)     $(5,536,071)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Extraordinary gain                                          -                -       (3,349,688)
      Stock-based compensation                            1,070,411          270,000        2,395,411
      Acquisition of Aberdeen                                     -          650,000          650,000
      Interest and amortization of debt issuance
        costs                                               855,667                -        1,068,191
      Research and development costs                        627,500                -          437,368
      Depreciation                                           44,162           14,244          123,724
  Cash provided by (used in) the change
    in assets and liabilities:
      Decrease (increase) in prepaid expenses
        and other assets                                      3,346           (2,899)         (29,679)
      Increase in cumulative translation adjustment           4,490           23,756           98,640
      Increase (decrease) in accrued liabilities            (80,937)         128,259        1,639,375
                                                        ------------     ------------     ------------
    Net Cash Used in Operating Activities                  (816,962)        (755,371)      (2,502,729)
                                                        ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (14,211)        (109,429)        (246,775)
  Investment in Nurescell AG                                      -         (302,167)        (302,167)
                                                        ------------     ------------     ------------
    Net Cash Used in Investing Activities                   (14,211)        (411,596)        (548,942)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          -           15,000          656,975
  Offering costs                                                  -                -          (50,000)
  Proceeds from convertible debentures                      750,000                -          750,000
  Financing costs                                           (75,000)               -          (75,000)
  Sale of Eurotech investment                                     -          534,375          534,375
  Advances from related parties                               2,859          763,323        1,299,509
  Payments under capital lease obligations                   (2,895)          (7,944)         (14,297)
                                                        ------------     ------------     ------------
    Net Cash Provided by Financing Activities               674,964        1,304,754        3,101,562
                                                        ------------     ------------     ------------
(Decrease) Increase in Cash                                (156,209)         137,787           49,891

Cash Overdraft - Beginning of Period                        (85,202)         (87,896)               -
                                                        ------------     ------------     ------------
(Cash Overdraft) Cash - End of Period                   $  (241,411)     $    49,891      $    49,891
                                                        ============     ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                           $         -      $         -      $    72,898
                                                        ============     ============     ============
     Income taxes                                       $         -      $         -      $         -
                                                        ============     ============     ============


SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING ACTIVITIES:

Equipment purchased under capital
  lease obligations                                     $         -      $         -      $    37,305
                                                        ============     ============     ============
Convertible debentures and interest
  assumed by Eurotech                                   $         -      $         -      $ 1,212,188
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

In August of 2000, the Company acquired a 49% interest in Nurescell AG, a Germany company, which has licensed a technology owned by Nurescell US (see Note
4).

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

To date, the Company and Cetoni have not generated any significant revenues from operations.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2000. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of September 30, 2000, the Company had an accumulated deficit since inception of $5,536,071.

Management's business plan will require financing. To support its operations during 1999, the Company completed a convertible debenture financing for $750,000 (see Note 8). During November of 1999, the Company sold its profit interest in the EKOR technology to Eurotech in exchange for 2,000,000 shares of Eurotech's restricted common stock, approximately 5% of the outstanding common stock of Eurotech, plus other consideration described in Note 9. These shares are restricted, however, the Company has demanded registration rights and piggy-back registration rights. Eurotech's common shares trade in the over-the-counter market and are quoted through the American Stock Exchange. The Company plans on either borrowing funds secured by these securities or selling all or a portion of such securities to fund its operations. The market value of the Eurotech securities approximated $4,702,500 at September 30, 2000.

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

At September 30, 2000, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:


                                                                     County of
                                                  % Owned           Operations
                                                  -------           ----------

              Flexitech, Ltd. ("Flexitech")          20%               Israel
              Pirocat, Ltd. ("Pirocat")              20%               Israel
              Nurescell AG                           49%              Germany

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on investments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
130. Accumulated other comprehensive income, at September 30, 2000, consists of the following:


              Foreign currency translation adjustments      $ 98,640
              Unrealized gains on investments, net of
               taxes of $1,059,750                         2,039,625
                                                          -----------
                                                          $2,138,265
                                                          ===========


NOTE  3 -  RESEARCH AND DEVELOPMENT AGREEMENT

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

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development expenses for the nine months ended September 30, 2000 was $30,000, which reduced the Company's investment in these two companies to zero.

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - ACQUISITIONS (Continued)

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests
-----------------------------------------------------------------

On December 6, 1999, the Company completed the acquisition of all of the outstanding shares of the capital stock of Cetoni Umwelttechnologie-Entwicklungs GmbH ("Cetoni") for 5,000,000 shares of the Company's restricted common stock. Cetoni is a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets. Cetoni has not generated any significant revenues from operations to date. Management of Cetoni believes that the research and development stage has been completed on the majority of its products and believes that they are ready for commercialization in consumer markets.

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

Nurescell AG
------------

On August 22, 2000, the Company entered into a joint agreement with Nurescell, Inc. ("Nurescell US"), a Nevada corporation, to form a German company named Nurescell AG, which is owned 51% by Nurescell US and 49% by ATI.

In addition, Nurescell AG and Nurescell US executed a license agreement granting an exclusive license to Nurescell AG in the countries of the former Soviet Union, the continent of Europe and the British Isles to manufacture and market a proprietary technology owned by Nurescell US. The technology being licensed is defined in the license agreement by Nurescell US as a material for shielding and internment of radioactive materials, radioactive waste, as well as providing attenuation of x-ray energy. The license term is until August 15, 2020, or when certain patents expire, which have been applied for by Nurescell US, whichever later occurs.

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter provided, however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. ATI has agreed to advance the sum of $1,000,000 to Nurescell AG in consideration for its 49% interest therein. ATI has advanced the initial payment of $250,000, which has been paid to Nurescell US plus an additional $52,167 for start-up costs. The source of these funds was the working capital of ATI.

The 51% interest of Nurescell US in Nurescell AG was acquired by it as additional consideration for the granting of the license to Nurescell AG.

As part of the transaction, Nurescell AG entered into an investment agreement with Nurescell US in that Nurescell AG, with ATI's assistance, will use its best efforts to raise DM20 Million (approximately $9.1 Million) in capital for Nurescell AG.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - ACQUISITIONS (Continued)

Nurescell AG (Continued)
------------

In exchange of raising the above capital, the sale of Nurescell AG shares of stock cannot exceed thirty-four percent of the outstanding shares of AG. It is agreed that any such dilution shall apply equally to the holding of Nurescell AG by ATI and Nurescell US, respectively.

The investment agreement provides that, for a period of five years, Nurescell AG has the right to acquire up to $4 Million of stock of Nurescell US. Nurescell AG and Nurescell US have agreed that the price for the stock shall be 80% of the bid price of Nurescell US determined at specified times. Nurescell US is traded on the OTC Bulletin Board. In addition, Nurescell AG has been granted the right to have the shares registered at the expense of Nurescell US, if the registration is incident to the registration of other stock by Nurescell US, or at the expense of Nurescell AG, if it demands registration of the stock other than incident to the registration of other stock by Nurescell US.


NOTE  5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 1,500,000 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the American Stock Exchange. The fair value of such equity securities at September 30, 2000 was estimated at $4,702,500. The amortized cost basis was $1,603,125 and the unrealized gain was $3,099,375 at September 30, 2000.


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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6 - CONVERTIBLE DEBENTURES (Continued)

The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates over the two-year term of the debentures. The conversion price is the lower of $1.05, or the average bid price per share of the Company's common stock for five trading days immediately preceding the conversion date, multiplied by 60%. The Company, at its option, may redeem the debentures at $1,162,500. The excess of the redemption price of $1,162,500 over $750,000, or $412,500, was charged to operations as interest expense over the nine-month period ended September 30, 1999.

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

The Company has not provided for income taxes for the nine months ended September 30, 2000, as a result of net operating losses incurred since inception.

The components of deferred tax assets and liabilities at September 30, 2000 are as follows:

                Deferred Tax Assets:
                  Net operating loss carryforwards                   $ 180,000
                  Compensatory element of stock issuances              536,000
                                                                    -----------
                    Total Gross Deferred Tax Assets                    716,000

                  Less:  Valuation allowance                           536,000
                                                                    -----------
                    Net Deferred Tax Assets                           $180,000

                Deferred Tax Liability:
                  Unrealized gains on available-for-sale
                    securities                                      (1,239,750)
                                                                    -----------

                    Net Deferred Tax Liability - Current            $1,059,750
                                                                    ===========

The net change in the valuation allowance for deferred tax assets was an increase of approximately $18,000 during the nine months ended September 30, 2000. The current deferred tax liability of approximately $1,059,750 was included in accumulated other comprehensive income in stockholders' equity as of September 30, 2000.

As of September 30, 2000, the Company had available approximately $450,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior years expire during the years 2010 through 2013, and the December 31, 1998, 1999 and 2000 NOL carryforwards expire in the years 2018, 2019 and 2020, respectively.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7 -  INCOME TAXES (Continued)

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                      For the Nine Months
                                                      Ended September 30,
                                                     --------------------
                                                       1999        2000
                                                     --------    --------

                Federal statutory rate               (34.0)%     (34.0)%
                Non-deductible expenses and
                 unutilized losses                    32.0        32.0
                Change in valuation allowance          2.0         2.0
                                                     --------    --------

                  Effective rate                       -0- %     -0-  %
                                                     ========    ========


NOTE  8 -  STOCKHOLDERS' EQUITY

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

Warrants
--------

At September 30, 2000, there were warrants outstanding to purchase 770,000 shares of the Company's common stock at $0.65 per share. The warrants were valued at $531,000 using the Black-Scholes pricing model with the following assumptions:

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

In February 2000, the Company cancelled the remaining 70,000 options outstanding under above agreement and entered into a new agreement with the same consultant providing for 90,000 options to be granted on April 1, July 1 and October 1, 2000 at $0.50 per share. Accordingly, the Company granted to the consultant options to purchase 90,000 shares of common stock at $0.50 per share on April 1, 2000. In June 2000, the consultant exercised its options and the Company recorded a receivable for $45,000. These options were valued at $1.75 each on the grant date using the Black-Scholes option-pricing model with the following assumptions:

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

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:



     Warrants to purchase common stock                               770,000
     Letter of intent to acquire Bavaria Tech based
        on estimate of exchange ratio                              3,000,000
                                                                   ----------
     Total as of September 30, 2000                                3,770,000
                                                                   ==========
     Substantial issuances after September 30, 2000
       through November 17, 2000:
          Issuance of shares in connection with
            promissory notes                                         510,000
                                                                   ==========
          Options granted to purchase common stock                 1,085,000
                                                                   ==========

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

Stock Option Plan
-----------------

In 1996, the Company adopted an incentive stock option plan. Under the plan, which authorizes the granting of incentive stock options or non-incentive stock options, the maximum number of shares of common stock for which options may be granted is 500,000 shares. Options may be granted for terms not exceeding ten years from the date of grant, except for options granted to persons holding in excess of 5% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of grant. As of September 30, 2000, no options have been granted under this stock option plan. Subsequent to September 30, 2000, the above plan was cancelled and replaced with a new plan (see Note 13).


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


NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes approximated $100,000 during the nine months ended September 30, 2000.

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

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest, other costs and extraordinary items. Segment results for are as follows:



                                           U.S.A.       Germany     Consolidated
                                        ------------  ------------  ------------

Nine Months Ended September 30, 1999:
------------------------------------

Loss before interest, other
  costs and extraordinary items         $(1,864,450)  $  (621,484)  $(2,485,934)
                                        ============  ============  ============
Depreciation and amortization           $         -   $    44,612   $    44,162
                                        ============  ============  ============
Identifiable Assets                     $    15,088   $    76,863   $    91,951
                                        ============  ============  ============

Nine Months Ended September 30, 2000:
-------------------------------------

Loss before interest, other
  costs and extraordinary items         $(1,650,727)  $  (181,991)  $(1,947,050)
                                        ============  ============  ============
Depreciation and amortization           $         -   $    14,244   $    14,244
                                        ============  ============  ============
Identifiable Assets                     $ 4,913,080   $   376,513   $ 5,289,593
                                        ============  ============  ============

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - SUBSEQUENT EVENTS

Stock Option Plan
-----------------

On October 26, 2000, the Board of Directors adopted the Advance Technology Industries, Inc. 2000 Stock Option Plan ("Plan"). On that date, the Board, which is the Plan Administrator under the Plan, awarded employees and officers incentive stock options to purchase 470,000 shares of common stock. In addition, consultants and advisors were awarded non-qualified stock options to purchase a total of 615,000 shares. All of the options have an exercise price of $.343 per share, which was the closing price of the stock on October 25, 2000.

In addition, the Board terminated the 1996 Stock Option Plan.

Loan Agreement
--------------

During October 2000, the Company, in order to provide working capital, plans to issue up to $750,000 in promissory notes, with a maturity date of six months. Interest is payable at the rate of 1% per month cumulative. The Company had the option to pay the interest in cash or restricted stock. If the option is exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, each lender shall receive one share of the common stock for each $1.00 loaned up to the Company. As of October 31, 2000, the Company has received an aggregate amount of $510,000 from three investors. One of the investors is a company owned and controlled by an individual who owns approximately 28% of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation
-----------------

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and with (i) our Current Report on Form 8K dated January 14, 2000 filed by us under our former name Kurchatov Research Holdings, LTD., (ii) our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 dated April 14, 2000, and (iii) our Amendment No. 1 to Current Report on Form 8K filed May 15, 2000.

         We are a development stage company and our efforts have been primarily devoted to technology identification and acquisition, research and development, organizational efforts and raising capital. This discussion provides an analysis of our plan of operation for the next twelve months.

         We were formed to acquire and commercialize new or previously existing but non-commercialized technologies particularly those developed by scientists and engineers in Israel, Russia, and Germany. We may acquire a direct interest in the technology, a right to use the technology, and/or an ownership interest in the entity owning the technology. The acquisition of technologies by us may be made by the issuance of our stock or securities, cash, or other consideration, or a combination thereof.

         On August 23, 2000 we acquired a 49% interest in Nurescell AG for the sum of $1,000,000 payable in four quarterly installments. The first installment of $250,000 was paid on or about August 23, 2000. At the request of Nurescell, Inc. we have prepaid $100,000 of the second installment and anticipate paying the remainder of the second installment on or before November 23, 2000. The remaining 51% of Nurescell AG is owned by Nurescell, Inc.

         Nurescell, Inc. and Nurescell AG have entered into a license agreement whereby Nurescell AG was granted an exclusive license in the countries of the former Soviet Union, the Continent of Europe, and the British Isles to manufacture and market a proprietary technology owned by Nurescell, Inc. The technology consists of a material for shielding and internment of radioactive materials and radioactive waste as well as providing attenuation of x-ray energy. This transaction was reported in a Current Report on Form 8K filed on September 7, 2000.

         During the next twelve months the Company intends to concentrate on (i) the commercialization of certain products of Cetoni GmbH, its wholly owned subsidiary, (ii) commercialization of the Nurescell technology, (iii) completion of evaluation of technologies being presently considered and the acquisition thereof, if appropriate, and (iv) identification, evaluation, and possible acquisition of additional technologies.

Cetoni
------

         It is anticipated that the main emphasis for Cetoni in the next twelve months will be on the successful commercialization of its beverage packaging products (resealable aluminum beverage can and resealable tetra pak carton), automotive accessory products, office products, and consumer products. Cetoni will seek out product wholesalers with which to enter into distribution agreements.

         Cetoni has entered into two distribution agreements with Fackelmann GmbH & Co, a major manufacturer and distributor of household and related goods, for the distribution of two consumer products i.e. the butter dispenser dish and FruitStripper products. In addition, Cetoni has entered into a distribution agreement with Falcon Group, Ltd. for distribution of the resealable beverage can.

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

Nurescell AG
------------

         The Nurescell nuclear shielding technology is a ceramic product that is lighter than other products and provides for more shielding in many environments than comparable products. Nurescell AG is presently developing a business plan for the manufacture and marketing of the technology in the Soviet Union and Continental Europe. Nurescell, Inc. states that the technology is suited for use in radiation recovery rooms and accelerator rooms for isotope production. It may also be used as radiation shielding against hot spots in nuclear power stations and mixed waste applications for stabilization. However, we are informed by Nurescell, Inc. that the technology has not actually been utilized for any of these purposes. Nurescell AG is presently testing the technology in Russia and Germany to verify its suitability for these applications as well as others. Nurescell, Inc. is also developing the technology for use in dry cast containers for the storing of nuclear waste and the coating protection for the burying of nuclear submarines.

         We are informed by Nurescell, Inc. that it has received a patent for the technology in the United States and has applied for patents in Russia and other European countries.

         We intend to be active in the development and marketing of the Nurescell technology by Nurescell AG.


Other Matters
-------------

         During the period of the plan, we do not anticipate any significant changes in the numbers of employees employed by us or Cetoni, our subsidiary.

         Although we have incurred significant research and development expenses in 1999, these were attributable to one time charges for the most part and we do not anticipate incurring significant research and development costs for the period of the plan.

         We may incur substantial expenses associated with performing due diligence incident to the investigation of technologies suitable for acquisition. The amount and type of expenses incurred will vary depending on the technology being investigated and it is not possible to project what these expenses might be during the period of the plan.

         Except for a nominal amount of revenue from the sale of Cetoni products in the period covered by this report, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. Although we believe that we will recognize additional revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues therefrom or that Nurescell AG will be able to do so. Neither our products and technologies or those of Nurescell AG have ever been utilized on a large-scale commercial basis.

         We expect that we will continue to generate losses until at least such time as we can commercialize our technologies or those of Nurescell AG, if ever. No assurance can be given that the we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and/or marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

         As of September 30, 2000 we had working capital of 225,599, shareholders' equity of 680,580 and an accumulated deficit of ($5,536,071). We anticipate that we will continue to incur significant operating losses for the next twelve months. We may incur additional losses thereafter, depending upon our ability or the ability of Nurescell AG to generate revenues from the license or sale of technologies or products.

         We will require additional financing to continue to fund research and development efforts, operating costs and to complete additional technology acquisitions. We anticipate that we will be able to raise the needed funds for continuing operations.

         We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, the Company has not entered into any definitive agreements or arrangements to obtain any such sources of capital and no assurance can be given that it can successfully obtain additional capital.

         On June 20, 2000 we entered into an agreement with Eurotech, Ltd. to sell to it 500,000 shares of the 2,000,000 shares of common stock of that company that we owned for $1,350,000. The transaction closed on July 14, 2000. As part of said transaction we agreed to prepay Eurotech the sum of $350,000 which we owed to it as a result of the acquisition by us of certain technologies from Eurotech.

         We plan to either sell the remaining Eurotech shares or use them for collateral for a loan to provide funds for operations. The stock is restricted stock. However, the agreement of June 20, 2000 provides that Eurotech will either register the remaining 1,500,000 shares by August 20, 2000 or purchase an additional 500,000 shares of the stock at the then current market price. The agreement further provides that if Eurotech fails to register the remainder of said stock by September 20, 2000 it must purchase the remaining 1,000,000 shares at the then current market price. Eurotech filed a registration statement on August 18, 2000 which included the entire 1,500,000 shares of stock owned by us. However, that registration statement has not become effective as of this date. As a result thereof, we have not been able to sell the remaining 1,500,000 shares or any portion thereof.

         In order to raise working capital for operations until the remaining Eurotech stock can be sold, on October 31, 2000 we commenced an offering of $750,000 of six-month promissory notes of which we have sold $510,000 as of this date. This event was reported in Current Report on Form 8K filed on November 15, 2000.

         The common stock of Eurotech, Ltd. is traded on the American Stock Exchange. The closing price was 2-5/16 on November 13, 2000. There can be no assurance that we can sell said securities or any portion thereof. Moreover, if we are able to sell said securities, the value thereof at the time of sale may be less than the present value of said securities.

         We anticipate that we will be able to raise the needed funds for operations from one or more of the aforementioned sources. However, if we are not able to raise the needed capital we will be required to curtail and possibly discontinue operations. There is no assurance that we will be able to continue to operate if additional capital is not obtained. Furthermore, if we are required to curtail our operations this could have a serious negative impact on our ability to proceed with our business plan and to commercialize and/or develop existing technologies and products or to identify and acquire new technologies.

         In addition, the agreement with Nurescell,Inc. provides that if we are not able to pay the entire $1,000,000 for our interest in Nurescell AG, our interest in that company will be proportionately reduced. For instance, if we only were able to pay $500,000 of the $1,000,000 our interest would be reduced by 50% to 24.5%.

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

                           PART II- OTHER INFORMATION


Item 1.  Legal Proceedings.

         There are no legal proceedings against us and we are not aware of any such proceedings contemplated against us.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing a cautionary statement identifying important factors that could cause our actual results to differ materially from those projected in Forward-Looking Statements, made by or on behalf of us.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                  Exhibit
                  Number       Exhibit
                  ------       -------

                    27.        Financial Data Schedule.

          (b) Reports on Form 8-K. A Current Report on Form 8K was filed by the Company on September 7, 2000 reporting the transaction with Nurescell, Inc. involving the formation of Nurescell AG and an agreement entered into between the Company and Adrian and Dianna Joseph concerning the exchange of Nurescell, Inc. stock for stock of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ADVANCED TECHNOLOGY INDUSTRIES, INC.,
                                           Registrant


Dated: November__ , 2000                        /S/ Hans Joachim Skrobanek
                                           ----------------------------------
                                                Hans Joachim Skrobanek,
                                                President



Dated: November __, 2000                        /S/ James Samuelson
                                           ----------------------------------
                                                James Samuelson,
                                                Chief Financial Officer