Form 10KSB
period 2000-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2001-04-17
CIK 1054825

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000      Commission File No. 0-23761

                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                     ------------------------------------
                (Name of small business issuer in its charter)

Delaware                                            13-4000208
--------                                            ----------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] ; No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $ 0

At April 9, 2001 there were 7,050,971 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $1,762,743 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $.25 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes; [ ] No; [ ]
                         Not applicable

At April 9, 2001, a total of 32,743,875 shares of registrant's common stock were outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

                                  PART I

ITEM 1.  Description of Business

BUSINESS DEVELOPMENT

         Advanced Technology Industries, Incorporated ("we" or "us"), was incorporated under the laws of the State of Delaware on October 25, 1995. We were organized to identify, assess, acquire and capitalize on innovative technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating is Israel, Russia, Germany and the United States.

         Until recently, our principal activities encompassed identifying, reviewing and assessing technologies for their commercial applicability and potential. As of the date hereof, we have:

                  o Made investments in or otherwise acquired interests in three technologies and/or companies, namely, a heating element technology, a waste conversion technology, and a silicon (EKOR) compound technology and

                  o        Acquired 100% of Cetoni
                           Umwelttechnologie-Entwicklungs GmbH, a German company engaged in the development of consumer products and

                  o Acquired 49% of Nurescell AG, a German company engaged in the development of radiation shielding and nuclear waste storage and management technologies and

                  o Acquired 22% of Nurescell Inc., a U.S. company engaged in the development of radiation shielding and nuclear waste storage and management technologies.

 Our focus in the near term will be to:

                  o        Successfully commercialize our acquired technologies;

                  o Develop technology incubators located in the closed cities of the Russian Federation

                  o Continue to identify and acquire new technologies, specifically in Israel, Russia, Germany and the United States.

BUSINESS OF ISSUER

         We acquire interests in a portfolio of technologies and companies. Daily operation of our companies in which we have stock ownership is handled directly by each company's existing management. All acquired technologies and companies function fully autonomous of us. When we acquire an interest in a company, we negotiate for representation on its board of directors. Our designated representative is responsible for monitoring all aspects of our investment and reporting material events directly to our Board of Directors. In instances where we own a controlling interest in a portfolio company, we have the ability to direct the development, marketing, and commercialization of products. However, where we own only a minority interest or do not otherwise exercise control over a portfolio company we must rely upon and be governed by the decisions of management of those companies concerning those matters. In additional, where we have a non-controlling interest in a portfolio company, in the absence of other agreements (such as revenue sharing agreements), we will earn revenues from the portfolio company only in the form of dividends which may be declared by the portfolio company only in the form of dividends which may be declared by the portfolio company and the declaration of said dividends are solely within the discretion of the Board of Directors of the portfolio company.

         PORTFOLIO TECHNOLOGIES AND COMPANIES
         ------------------------------------

         Described below are the various technologies in which we presently own an interest.

         We have acquired a 20% interest in each of two Israeli companies, Flexitech, Ltd. ("Flexitech") and Pirocat, Ltd. ("Pirocat"). Flexitech has developed a heating element, which can be printed on a thin film substrate, and Pirocat has developed a technology, which allows for conversion of plastic waste into fuel, which can be used to produce gasoline, diesel fuel, and heating oil.

         A. Polymer Heating Element ("PHE") Technology.

PHE technology allows for the application of a proprietary polymer thick film onto a polymer, ceramic or metal surface, which, when charged with an energy source, emits heat. The surface to which the film is applied becomes a heating element, thereby allowing for the application of heat directly to the surface to be heated. The more energy supplied to the polymer film, the higher the temperature emitted. The heating element involved is highly conductive, flexible and energy efficient. The proprietary film which forms the basis of the PHE technology may be applied onto multidimensional surfaces. The advantages of the PHE technology over other existing heat sources include its higher heat dissipation from the unit surface on the surface to be heated, its durability, versatility, very low thermal mass and high price competitiveness with similar heat technologies. The commercial applications of the PHE technology may include consumer heating appliances, automotive industry for heated rear view mirrors and industrial machinery requiring heating elements.

         B. Organic Waste Conversion Technology.

Organic Waste Conversion technology represents a process whereby organic elements present primarily in plastics are converted into liquid fuel base products, which are used to make market grade gasoline, diesel fuel and fuel oils. The process is based on pyrolisis and catalytic cracking of the hydrocarbons and fluidized bed technologies, which have been in use for many years. More specifically, pyrolisis is the process of heating plastic into a liquid. Once liquefied, plastic is subjected to catalytic cracking whereby the plastic is broken down to elemental components, including hydrocarbons, which comprise fuels such as gasoline. The process, when fully developed may offer oil products that are both ecologically cleaner and more economical to produce.

         We have entered into agreements with Ofek Le-Oleh Foundation, Ltd. (the "Foundation"), an Israeli company with the authority to manage and distribute Israeli government funds needed to create the infrastructure for incubation technologies. We have acquired a 20% equity interest in each of Flexitech, Ltd. and Pirocat, Ltd. We have agreed to pay to each of Flexitech and Pirocat the sum of $60,000 in four tranches of $15,000 each, all of which have been paid to date. The agreements further provide that the inventor of the technology has an option to purchase an additional 20% to 25% of the common equity of each company from the Foundation for a sum to be determined in the future, which options are exercisable for a period of 90 days commencing after the first year of the Development Period (defined in each agreement as the period during which the Foundation or the Israeli Technology Company is being financed by the government of Israel). In addition, we have entered into a verbal agreement with the inventors of each technology which permit us to (i) acquire from them an additional 31% of each corporation's common equity, which verbal options are exercisable at any time during the Development Period, each at an exercise price to be negotiated in the future, (ii) acquire from the inventor of the technology the shares of each company's stock which he has the option to acquire from the Foundation, and (iii) direct the voting of the common equity in said entities owned by the inventors of each of the technologies, giving us voting control of each of Flexitech and Pirocat. There is no assurance that if and when such options become exercisable we will have sufficient funds to exercise any of them.

         Each of Flexitech and Pirocat are required to pay the Foundation a royalty equal to 3% of the total annual revenues generated from the technologies or products derived therefrom for the first three years after execution of the respective agreements governing the transfer of the technology to us. The royalty payable to the Foundation increases to 4% for the ensuing three years, to 5% for the three years thereafter until all funds invested by the Foundation in each of Flexitech and Pirocat have been repaid.

         At all times, we are represented by our agent on each of Flexitech's and Pirocat's Board of Directors, which is comprised initially of four persons, including two directors appointed by the Foundation and a director appointed by the scientist, and all decisions of the Board must be carried by a majority of the directors.

         During the Development Period (generally two years commencing as of the date of registration of the project as an Israeli corporation), the sale or other transfer of 25% or more of the inventor's equity of each of Flexitech and Pirocat requires the consent of the Chief Scientist of the Israeli Ministry of Commerce and Technology. In the event we wish to transfer our shares in either company, we would be required to pay to the Foundation a sum equal to 25% of the value we receive for our shares in either company. Our options to acquire the common equity of Flexitech and Pirocat from the respective inventors of the technologies are exercisable within such two-year periods and any acquisition of the common equity purchasable thereunder will, therefore, require the Chief Scientist's consent. Although we presently expect, based upon discussions with the Chief Scientist's office that, if requested, such consent would be given, there is no assurance that such consent will be obtained.

         EKOR COMPOUND TECHNOLOGY

         We have acquired from Eurotech, Ltd., a former affiliate, an interest which entitles us to receive 2% of the gross revenues generated by Eurotech (the "EKOR Compound"). EKOR Compound is a patented silicon geo-polymer developed by scientists at the Kurchatov Institute in Moscow, Russia, specifically designed and developed for possible containment of ecologically hazardous radioactive materials that persist from the 1986 explosion of the Chernobyl Nuclear Power Plant Reactor 4 in Chernobyl, Ukraine. Application of the EKOR Compound foam layer is intended to contain radioactive dust in an enclosed area by forming a permanent barrier between the soil and the air thus trapping the contamination. Eurotech, Ltd. has advised us that in tests conducted at the Kurchatov Institute, the EKOR Compound has been shown to be highly resistant to radiation and structural degradation from exposure to radiation, and is fire-resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties. Eurotech has stated that in high dosage radiation tests, the EKOR compound has met or exceeded all specifications for containment materials developed by the Chernobyl authorities. Eurotech has exclusive licensing rights to the production and application of this compound, with the exception of the Former Soviet Union, and is marketing it to the nuclear waste industry as a tested material capable of containing radioactive waste for hundreds of years. Eurotech has publicly stated that the EKOR compound has completed preliminary field and laboratory testing and Eurotech has begun commercialization of the product. Eurotech advises us that the EKOR compound has completed all testing.

         Our interest in the EKOR Compound is based upon a series of agreements between us and Eurotech. During 1996, we entered into an agreement with Eurotech, Ltd., which entitled us to receive 50% of the net profits (after deducting development costs and related expenses attributable to EKOR) derived from the sale of licensing by Eurotech of the EKOR Compound. In addition, pursuant to two separate oral agreements, Eurotech granted to us the right to
(i) manufacture EKOR Compound and (ii) develop and manufacture the equipment by which the EKOR Compound is applied. We funded the development of two generations of EKOR Compound mixing and application equipment.

         By agreement dated November 30, 1999, we transferred to Eurotech all of our rights to an interest in the EKOR Compound, including the right (i) to receive 50% of the net revenues derived by Eurotech from the EKOR Compound, (ii) the right to manufacture the EKOR Compound and (iii) the right to manufacture the EKOR Compound mixing and application equipment. In consideration of ceding these rights, Eurotech (i) issued to us 2,000,000 restricted shares of its Common Stock with demand registration rights, for which we would be responsible for all costs, (ii) granted to us a right to receive 2% of the gross revenues derived by Eurotech from the sale, service and licensing of the EKOR Compound,
(iii) returned to us for cancellation 6,795,000 shares of our Common Stock; (iv) assumed $1,200,000 of our debt (which included $750,000 of debt plus accrued interest incurred by us pursuant to certain 8% Convertible Debentures issued by us in 1999) and (v) transferred all of its right, title and interest in and to a certain resealable can technology which we had contracted to purchase from Eurotech in 1999. We and through our wholly-owned subsidiary had paid a total of $150,000 towards the total purchase price of $495,000. Our obligation to pay an additional $345,000 in cash for the right to the resealable can technology was extended by Eurotech until September 30, 2000. On June 20, 2000 we entered into an agreement with Eurotech whereby Eurotech agreed to (i) immediately purchase 500,000 shares of the restricted, unregistered Eurotech common stock owned by us for $1,350,000 (ii) register the remaining 1,500,000 shares on or before August 20, 2000 or purchase an additional 500,000 shares of the Eurotech stock at the then current market price (iii) register the remaining 1,000,000 shares by September 20, 2000 or purchase said shares at the then current market price, and
(iv) pay for all registration expenses. In addition, we agreed to immediately pay the remaining balance of $350,000 for the acquisition of the 50% interest in the container technologies. The Eurotech shares were traded on the over the counter bulletin board market as of June 20, 2000 and the closing price as of that date was $4.03125 per share. However, the shares owned by us were restricted and unregistered and we believe that the purchase price of $1,350,000 for 500,000 shares of Eurotech common stock ($2.70) per share constituting approximately 67% of the then current market price) payable immediately was a fair price for the shares. We also avoided the delay in obtaining registration of these shares and the market risk associated therewith as well as the risk and expense of selling a large block of shares in the open market, which could have adversely effected the market price. This transaction was reported in an 8-K filing made by us on July 5, 2000 and the transaction closed on July 14, 2000. Subsequent to this agreement, Eurotech filed an S-3 registration statement cover all shares of Eurotech common stock owned by us which was approved on February 15, 2000.

         CONSUMER PRODUCTS

         By agreement dated December 6, 1999, we acquired all of the outstanding shares of the capital stock of Cetoni Unwelttechnologies-Entwicklungs GmbH ("Cetoni") in consideration for 5,000,000 shares of our common stock and agreed to assume up to DM4,500,000 ($2,250,000) of Cetoni's liabilities. Cetoni is a German based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has successfully designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets. Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. The markets for Cetoni's products are the consumer beverage (resealable aluminum beverage can and resealable tetra pak carton), automotive accessory (Tool Star, Rain Safe, Car Plus and Ring Memory), healthcare (Pharmaceutical packaging and Table Boy), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office (Desk Organizer) and general consumer markets (Light Boy, Inflatable Umbrella, Mega Contour, Cleaning Center, Alarm Transmission System and Multi-Table System). Cetoni markets its products by way of strategic partnerships and through entering into global distribution agreements with major product wholesalers. Cetoni has completed the research and development stage on the majority of its products and believes that they are ready from commercialization in consumer markets. Cetoni has entered into manufacturing agreements for the Tool Star, Rain Safe and Household Consumer Goods. These agreements are with manufacturers located in low cost countries which management believes allows Cetoni to offer quality products at competitive prices. It is anticipated that the main emphasis for Cetoni in the calendar year will be on the successful commercialization of its beverage packaging products (resealable aluminum beverage can and resealable tetra pak carton), automotive accessory products (Tool Star) and office products (desk organizer).

         NURESCELL AG

         By agreement dated August 23, 2000 ATI and Nurescell Inc. entered into a transaction involving the formation of a German company named Nurescell AG, of which we are a 49% shareholder. The technology being licensed is defined in the License Agreement by Nurescell Inc. as a novel material for shielding and internment of radioactive materials and radioactive waste as well as providing attenuation of x-ray energy. The license Agreement further states that the material demonstrates shielding and physical properties superior to commonly used shielding materials such as concrete, steel or, in some cases, lead.

         Nurescell AG and Nurescell Inc. executed a License Agreement whereby Nurescell Inc. granted an exclusive license to Nurescell AG in the countries of the former Soviet Union, the Continent of Europe and the British Isles to manufacture and market a proprietary technology owned by Nurescell Inc. The license term is until August 15, 2020 or when certain patents expire which have been applied for by Nurescell Inc., whichever later occurs.

         The License Agreement provides for the payment of a license fee of $1,000,000 to Nurescell Inc. which is to be paid in four installments of $250,000 each commencing upon the execution of the agreement and continuing each quarter thereafter provided, however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. We have agreed to advance the $1,000,000 to Nurescell AG as the payments come due in consideration for our 49% interest therein. We are entitled under the agreement to obtain credit against the $1,000,000 for certain sums advanced by it for the formation of Nurescell AG. As of December 31, 2000, we have advanced $773,965 in license fees, start-up capital and other business expenses for the development of the Nurescell AG business.

         As part of the transaction dated August 23, 2000, Nurescell AG entered into an Investment Agreement with Nurescell Inc., which reflects the percentage ownership interest of Nurescell Inc. and ATI in Nurescell AG and further provides that Nurescell AG, with our assistance will use its best efforts to raise DM 20 Million (approximately $9.1 Million) in capital for Nurescell AG. This capital will be raised by the issuance of stock by Nurescell AG provided, however, that the additional shares cannot exceed 34% of the outstanding stock of Nurescell AG, and, further provided, that the dilution in ownership shall apply equally to Nurescell Inc. and ATI.

         The Investment Agreement further provides that for a period of five years, Nurescell AG has the right to acquire up to $4 Million of the stock of Nurescell Inc. from it. Nurescell AG and Nurescell Inc. have agreed that the price for the stock will be 80% of the bid price of Nurescell Inc. determined at specified times. Nurescell Inc. is traded on the OTC Bulletin Board. In addition, Nurescell AG has been granted the right to have the shares registered at the expense of Nurescell Inc. if the registration is incident to the registration of other stock by Nurescell Inc. or at the expense of Nurescell AG if it demands registration of the stock other than incident to the registration of other stock by Nurescell Inc.

         The Investment Agreement also provides for the immediate resignation of Mr. William A. Wilson as President of Nurescell Inc. and the election of Mr. James Samuelson, a Vice President and Chief Financial Officer of ATI, as President of Nurescell Inc. The agreement also provides for the appointment of one director of Nurescell Inc. by Mr. Samuelson, of which Mr. Samuelson appointed himself as a director.

Nurescell Inc.

         On August 23, 2000 we entered into an Agreement For Purchase of Stock with Adrian Joseph and his wife Dianna Joseph to purchase 3,500,000 shares of the $0.0001 par value common stock of Nurescell Inc. owned by them in consideration for the issuance to the Joseph's of 3,500,000 shares of the $0.0001 par value common stock of ATI. In addition, the Agreement provides that the Joseph's may receive up to an additional 2,000,000 shares of the common stock of ATI in the event that Nurescell AG achieves certain gross revenue numbers over a period of five years. The shares of Nurescell Inc. to be received by ATI constitute approximately 22.9% of the outstanding shares of Nurescell Inc.

         The shares to be received by the Josephs are restricted shares. In addition, the Agreement prohibits the Josephs from selling or otherwise transferring in excess of 600,000 shares per year. However, the Agreement provides for the execution of a Registration Rights Agreement giving the Josephs the right to have up to 600,000 shares per year registered over a six year period. The Josephs have the right to demand registration of their shares each year at their expense, or, if ATI is filing a registration statement to register other shares during that time, to require that their shares be registered at the expense of ATI. In lieu of registering the shares ATI has the right to purchase the shares at 80% of the average bid price at determined times. The Agreement also provides for the execution of an Irrevocable Proxy by the Josephs, which would give Mr. Kurt Seifman the right to vote any of the shares received by the Josephs under the Agreement for a period of six years. Mr. Seifman and ERBC Holdings, Ltd., which he owns, presently own 16,874,333 shares of the outstanding $0.0001 per value common stock of ATI which constitutes approximately 51.53% of the outstanding shares of ATI. The transaction closed on January 11, 2001. These transactions were reported on Current Form 8-K's filed on September 7, 2000 and January 22, 2001.

CURRENT OPERATIONS

         The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. Currently, we have the primary emphasis on product development, dependability and patentability of our acquired technology. As a part of our day-to-day operations, our employees and consultants review a number of technologies, innovations, ideas and intellectual properties with the purpose of evaluating the novelty of a technological idea, assessing additional research and development investment required to bring an invention to a point where it may be commercially exploited, and prospects for patentability and marketability of a reviewed technology. We also estimate the costs and time required to complete research and development of a technology necessary to achieve commercial viability as well as the initial steps required for introducing the technology to the market, e.g. production of samples and development of marketing strategy and documentation required to obtain patent protection covering the technology. A proposed acquisition of an invention or technology is usually accomplished by means of equity investment, purchase, assignment and licensing arrangements directly from the scientists or technology developers.

         We have not generated any revenues from any of its acquired Technologies, and we are currently operating at a loss. We will require additional funding to achieve our growth objectives. If we do not receive additional funding, we will not be able to pursue the intended marketing plan and, in such case, may not be able to successfully conduct our operations. There is no assurance that we will be successful in marketing any of our technologies or in generating any meaningful revenues from operations.

MARKETING
---------

         Our primary business focus is the acquisition and commercialization of advanced technologies and the commercial products that result from these efforts. We anticipate that e-commerce, automotive manufacturing, chemical manufacturing, radioactive contamination containment, beverage packaging, general consumer and transportation markets will be the primary markets for our products and technologies. We have limited experience in marketing of products and services in these fields and intend to rely on licensing and joint venture opportunities with multi-national companies for the marketing and sale of its technologies. Consequently, we will rely on our distribution partners and affiliates to market our technologies worldwide.

         We believe that several of our acquired technologies and products are ready for commercialization and marketing. As a result, we will devote significant business activities and resources to the successful commercialization and marketing of our acquired technologies and products. We also have little experience marketing products of a technological or consumer nature. The introduction of a new product or technology into the market place requires vast capital resources and an increase in corporate personnel. Our product marketing relies on the development of strategic alliances with global distributors. This places the burden of marketing the products directly on the strategic partners and keeps our cost risk low and reduces the amount of capital resources we need to operate successfully. Conversely, the risks include the inability to locate the proper partner and or the partner is ineffective.

         By the acquisition of Cetoni, we acquired a wide range of basic consumer products that will be distributed both at the retail and wholesale level worldwide. Cetoni's marketing plan is focused on developing strategic alliances with global product distributors. Cetoni has entered into discussions with several global product distributors that have expressed an interest in marketing and distributing Cetoni's products on a European and world-wide basis. It is believed that this strategy will reduce required marketing expenditures and lower the overall risk profile of the firm. All product manufacturing is outsourced to producers located in low cost countries. Current manufacturing for Cetoni's products are with producers located in Kiskinfelegyhazo, Hungary and Jimbolia, Romania. These agreements relate to the manufacture and distribution of the Tool Star and household goods products. Management of Cetoni believes this strategy will allow its products to achieve market acceptance based upon competitive prices as well as superior quality. Cetoni has entered into two distribution agreements with Fackelmann GmbH & Co., a major manufacturer and distributor of household and related goods, for the distribution of two consumer products i.e. the butter dispenser dish and the Fruit Stripper products. Additionally, Cetoni entered into an agreement with the Falcon Group Ltd., for the exclusive marketing rights of the Cetoni resealable can technology for the European Brewery market.

COMPETITION
-----------

         Competition in all of the areas in which we own and propose to purchase technologies is intense. We compete against a wide range of companies, universities, think tanks, consumer product companies and others, most which possess substantially greater financial and marketing resources and experience than us. Competition in our core business segments is typically based on product recognition and acceptance, price, and sales and marketing expertise and resources. Any one or more of our competitors or other enterprises not presently identified by or known to us may develop technologies and/or products which are superior to ours, less expensive than our products and technologies or market more successfully existing or new competing products and technologies.

GOVERNMENT REGULATION
---------------------

         We are not aware of any U.S. or foreign laws or regulations that govern the marketing, sale or use of any of its present technologies, other than U.S., Russian and Western European environmental safety laws and regulation pertaining to the containment and remediation of radioactive contamination and the toxicity of materials used in connection therewith (in the case of the EKOR and Nurescell materials). Based on the results of tests conducted at the Kurchatov Institute Eurotech believes that the EKOR compound meets applicable U.S. and German regulatory standards. Based on the results of tests conducted at the University of Missouri and by various Russian and German institutes, Nurescell believes that the Nurescell material meets applicable U.S. and German regulatory standards. However, there can be no assurance that more stringent or different standards may not in the future be adopted or applied depending on EKOR or Nurescell's intended use, or that if adopted or applied, they will not materially increase the cost to Eurotech and Nurescell of licensing and using the EKOR and Nurescell compounds, or prevent their use altogether. Moreover, there can be no assurance that any or all jurisdictions in which we presently operate or in the future may conduct our business will not enact laws or adopt regulations which increase the cost of or prevent us from licensing or marketing its other technologies or otherwise doing business therein. Particularly in the case of Russia and the Ukraine, the enactment of such laws or the adoption of such regulations may have a presently unquantifiable, substantial adverse impact on our financial condition, business and business prospects.

         INTELLECTUAL PROPERTY
         ---------------------

         Set forth below is a description of all intellectual property rights owned by us, Cetoni and Nurescell AG.

         Israeli PHE and Waster Conversion Patents. We have entered into exclusive patent arrangements with Flexitech and Pirocat covering Heating Element and Waste Conversion technologies. Patent applications for these technologies have been filed in Israel. We intend to file additional patent applications in the industrial countries of the world.

         EKOR Compound Technology. Eurotech, Ltd. holds all right, title and interest, inclusive of all patent and other intellectual property rights, in and to the EKOR Compound technology in Canada, China, Japan, Republic of Korea, the United States of America, Ukraine and all member countries of the European Patent Agreement until August 1, 2014. On March 23, 1999 Euro-Asian Physical Society ("EAPS") was issued a patent on the process for manufacturing its EKOR Compound from the United States Patent and Trademark Offices, Patent No. 5,886,060. On November 28, 1997, the Ministry of Health of the Russian Federation certified the EKOR Compound and its components as non-toxic, thereby allowing for EKOR's production, delivery, sale and use in the Russian Federation.

         Cetoni has applied for patents covering twenty-two products developed through its in-house research and development department in the major industrial countries in the world. Currently, 17 patents and design patents have been granted.

         Nurescell Inc. has received a notice of allowance for it's patent filing in the United States. Additionally, Nurescell has filed for patent protection in the major countries in North America, Europe, Asia and South America.

EMPLOYEES
---------

         We currently employ 10 full-time and 3 part-time employees. We engage a number of independent consultants to assist in the identification, assessment, acquisition and marketing of technologies in the regular course of our business. Our subsidiary, Cetoni, currently employs seven full-time and one part-time employee. Cetoni's employees engage in product research, development and marketing. We have good relations with our employees.

Risk Factors.
-------------

         Set forth below are certain risks and uncertainties relating to our business. These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business, operating results or financial condition could be materially adversely affected.

OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

         The report of our independent public accountants and the notes to our financial statements included elsewhere in this document state that the continuation of our business as a going concern depends, among other things, on:

         o obtaining additional funds to develop and implement our marketing plan and to complete the commercialization of our present technologies;

         o        the generation of significant future revenues and income; and

         o        market acceptance of our technologies and products

         We can provide no assurance that we will be able to achieve any of the foregoing. See "Financial Statements - Independent Auditor's Report, - Note 1" and "Risk Factors - Need for Additional Financing; Possibility of Future Dilution."

WE HAVE A LIMITED OPERATING HISTORY; WE HAVE NOT GENERATED ANY REVENUES FROM OPERATIONS; WE EXPECT TO INCUR SIGNIFICANT ADDITIONAL LOSSES.

         We were incorporated in 1995 and have conducted only limited operations to date consisting primarily of activities related to identifying and acquiring our technologies and products. We are subject to all of the business risks associated with a new enterprise, including, but not limited to:

         o our inability to successfully market our technologies and products;

         o        risks of unforeseen capital requirements;

         o        failure of market acceptance of our technologies and products;

         o        failure to establish business relationships; and

         o competitive disadvantages as against larger and more established companies.

         We anticipate that we will continue to incur significant operating losses through 2001. We may incur additional losses thereafter, depending upon our ability to generate revenues from the license or sale of our technologies and products or to enter into any or a sufficient number of joint ventures or collaborations working. We have had no meaningful revenues to date. Although our management believes that we may recognize revenues during 2001, based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurance as to when or whether we will be able to commercialize our products and technologies and realize any revenues therefrom. Our products and technologies have never been utilized on a large-scale commercial basis.

NEED FOR ADDITIONAL FINANCING; POSSIBLE LOSS OF ISRAELI TECHNOLOGIES; POSSIBILITY OF FUTURE DILUTION

         In order to fully implement our business plan and marketing strategy, we will require significant additional capital. Future capital requirements could vary significantly and will depend upon certain factors, many of which are not within our control. Factors, which may bear on our future capital requirements, include:

         o the timing of licensing of our technologies and sales of our Products;

         o        market acceptance of our technologies and products;

         o the existence and terms of any licensing and/or joint venture agreements for the marketing and sales of our technologies and products; and the ongoing development and testing of our technologies and products; and

         o        the availability of financing.

         Our lack of marketing and operational experience and limited capital resources could make it difficult to attract joint venture partners or to consummate licensing or sales agreements and our failure to enter into joint ventures or consummate any such agreements could have a material adverse effect on our results of operations.

         In order to maintain our ownership interest in two Israeli incubator companies (which developed the Pirocat Technology and Flexitech's PHE technology), we must continue to make payments to those entities. If we are unable to pay the third and fourth installments of the purchase price for our ownership interests in these incubator companies, we will forfeit our interests therein which would have a material adverse effect on our business and negatively impact our future results of operations.

         In addition, we will require substantial additional capital to expand our business to hire administrative, marketing, technical and operational support personnel, and to a lesser extent, for research and development activities. As of the date hereof, we have not identified any sources of and we cannot provide any assurances that we ever will obtain the additional capital necessary to fully effectuate our business goals. Moreover, we cannot provide assurances that additional capital requirements will not arise, or that for periods following fiscal year 2000 we will generate sufficient revenues to cover our expenses or generate profits. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of its research and development programs and marketing and sales programs, forego technology acquisition opportunities, or license third parties to commercialize technologies that we would otherwise seek to develop ourselves. To the extent we raise additional capital by issuing equity securities, holders of our equity securities will be diluted.

         No assurance can be given that we will be able to obtain any working capital or complete any further offerings of securities, or that, if obtained or completed, that such funding will be sufficient or that it will not cause substantial dilution to our shareholders. Further, no assurance can be given as to the completion of research and development activities and the successful marketing of our technologies.

WE MAY FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, INVESTMENTS, STRATEGIC PARTNERSHIPS OR OTHER VENTURES, INCLUDING WHETHER SUCH TRANSACTIONS CAN BE LOCATED, COMPLETED AND THE OTHER PARTY INTEGRATED WITH OUR BUSINESS ON FAVORABLE TERMS

         As part of our long-term growth strategy, we may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time, we may enter into discussions and negotiations with companies regarding our acquiring, investing in, or partnering with their businesses, products, services or technologies. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. Acquisitions often involve a number of special risks, including the following:

         o we may experience difficulty integrating acquired operations, products, services and personnel;

         o   the acquisition may disrupt our ongoing business;

         o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

         o we may not be able to retain the key personnel of the acquired company;

         o the businesses we acquire may fail to achieve the revenues and earnings we anticipated; and

         o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire.

         We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

         o   diluting your ownership interest;

         o   causing us to incur additional debt; and

         o forcing us to amortize expenses related to goodwill and other intangible assets.

         Any of these factors could have a material adverse effect on our business. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions.

WE WILL RELY ON OUR RELATIONSHIPS WITH OUR STRATEGIC PARTNERS TO GENERATE A PORTION OF OUR BUSINESS AND REVENUES AND OUR BUSINESS COULD SUFFER IF THESE RELATIONSHIPS ARE TERMINATED

         We intend to enter into strategic partnerships, joint ventures and/or teaming arrangements with regional and multinational corporations to promote our technologies and products. In the event that we are unable to develop these relationships or once developed maintain them for any reason, our business, operating results and financial condition could be materially adversely affected. Moreover, we can give you no assurances that any such relationships will result in the sale or licensing of our technologies or products.

UNCERTAINTY OF MARKET ACCEPTANCE OF TECHNOLOGIES AND PRODUCTS

         None of the technologies or products we offer have been available on a commercial basis in the past and we cannot assure you that any of these technologies or products will gain acceptance among the potential users thereof. If we are not successful in promoting our technology products in the future, our ability to generate revenues and our results of operations will be materially adversely effected. See "Business."

OUR MANAGEMENT HAS NO EXPERIENCE OPERATING A PUBLIC COMPANY

         None of the members of our current management team have ever operated a public company. We must develop the skills and knowledge required to operate effectively as a public company and there can be no assurance that we will be able to do so. If we are not successful in developing these skills or do not retain individuals who have significant experience operating a public company, we may never be able to implement all or any portion of our business plan and our business could be materially and adversely affected. Please see the biographies of our management under Item 5. Directors and Executive Officers, Promoters and Control Persons.

UNCERTAINTY OF PATENT PROTECTION AND PROPRIETARY TECHNOLOGY

         We have prepared and filed patent applications covering several of our consumer products in industrial countries. We have not as yet filed patent applications for all of our industrial technologies. Our success depends, in part, on our ability to obtain and protect patents covering, and maintain trade secrecy protection of our industrial technologies, as well as other, future technologies, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that any of our pending or future patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents issued to us will provide us with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on our ability to conduct business.

         Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of our processes, or design around any technology that is patented by us. It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to our products. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs in defending itself in suits brought against us on our patents or in bringing patent suits against other parties.

         In addition to patent protection, we rely on trade secrets, proprietary know-how and technology which we seek to protect, in part, by confidentiality agreements with our prospective working partners and collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

OUR SERVICES AND REPUTATION MAY BE ADVERSELY AFFECTED BY PRODUCT DEFECTS OR INADEQUATE PERFORMANCE

         In the event that our products do not perform to specifications or are defective in any way, our reputation may be materially adversely affected and we may suffer a loss of business and a corresponding loss in revenues.

IF WE ARE UNABLE TO RETAIN KEY EXECUTIVES OR HIRE NEW QUALIFIED PERSONNEL, OUR BUSINESS WILL BE ADVERSELY AFFECTED

         Our success greatly depends on our ability to attract and retain key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Hans Joachim Skrobanek and Peter Goerke, our President, and Vice President, respectively, and our key marketing personnel. The loss of either of these persons could have a materially detrimental effect on us. We have not entered into employment agreements with either of these persons. We do not maintain key person life insurance on any of our personnel. If we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

RISKS OF DOING BUSINESS IN FOREIGN COUNTRIES

         We expect to conduct a significant portion of our business outside the United States. Certain risks attach to operations in foreign countries, some of which are described below:

         THE UNCERTAINTY OF THE ENFORCEABILITY OF OUR CONTRACTUAL RIGHTS MAY HAVE A SERIOUS ADVERSE IMPACT ON OUR BUSINESS

         Legal systems in some of the nations in which we expect to conduct operations, including the licensing of our technologies and selling our products, may not be as developed as the United States legal system. Consequently, contract rights which we take for granted in the United States may be unenforceable in some of these jurisdictions. Any inability to enforce contracts or collect payment from clients located in these areas would have material adverse effect on our business and our results of operations.

         CURRENCY EXCHANGE RATE FLUCTUATION

         Some of the overseas contracts by which we provide products and services will be denominated in currencies other than United States Dollars. As a result, we will be subject to the effects of exchange rate fluctuations with respect to any of these currencies.

         CURRENCY REPATRIATION RESTRICTIONS

         Some of the foreign countries in which our clients are located have or may enact laws which restrict conversion of their currencies into United States Dollars. Any inability to convert the entire amount received from contracts performed overseas may limit our ability to utilize revenue generated in such currencies outside of that jurisdiction and restrict us to fund our business activities outside those countries

WE FACE SIGNIFICANT COMPETITION IN ALL ASPECTS OF OUR BUSINESS AND WE CANNOT ASSURE YOU THAT WE CAN COMPETE AGAINST OUR COMPETITORS

         Our technologies and products, which include industrial technologies and consumer products, cover a broad spectrum of industries. We compete against a wide range of companies in all of our technology and product offerings from multinational corporations to universities to local consumer product development companies. Virtually all of our competitors in every business segment in which we offer technologies and products are larger, have greater financial and personnel resources and possess significantly more experience than us. Any one or more of our competitors or other enterprises not presently known to us could develop technologies and/or products which are superior to ours, significantly underprice our products and technologies and/or more successfully market existing, new or competing products and technologies. To the extent that our competitors are able to achieve any of the foregoing, our ability to compete could be materially adversely affected. We can offer no assurance that we will be able to compete successfully against any of our competitors now existing or which enter the market in the future.

RISKS RELATING TO OUR STOCK

FACTORS AFFECTING MARKET PRICE OF COMMON STOCK

         The price of our Common Stock will be influenced by many factors, including:

         o        the depth and liquidity of the market for the Common Stock;

         o        investor perception of us and our technologies and products;
                  and

         o        general economic and market conditions.

         The market price of our Common Stock may also be significantly influenced by factors such as announcements by us of new projects or similar announcements by our competitors and quarter-to-quarter variations in our results of operations.

FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT OUR OPERATING RESULTS AND CAUSE OUR RESULTS TO FLUCTUATE

         Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

         o our inability to effectively market our technologies and products;

         o        our failure to keep pace with changing technology;

         o cost associated with marketing our products and services may increase significantly;

         o        downward pressure on prices due to increased competition;

         o        changes in our operating expenses; and

         o        the effect of potential acquisitions.

         Fluctuations caused by these and other factors could cause our business to suffer.

WE HAVE NO INTENTION TO PAY DIVIDENDS

         We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

THE FUTURE SALE OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD EFFECT THE MARKET FOR ANY OF OUR PUBLICLY TRADED SECURITIES

         We may have to sell and issue Common Stock or securities convertible into Common Stock in order to obtain the funding necessary to support our operations which will dilute your shareholdings and may negatively impact the price of our Common Stock. In addition, the market price of our common stock could fall if our stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options, in the public market following this offering. Such sales might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Please refer to our discussion in "Shares Eligible for Future Sale."

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Form 10-KSB may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

         - we may not be able to secure funds to implement our marketing strategy;

         - we may not successfully integrate technologies, operations, personnel or assets obtained through acquisitions;

         -   we may fail to compete with existing and new competitors;

         -   we may not adequately respond to technological developments; and

         -   we may not be able to find needed financing.

         This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this prospectus under the caption "Risk Factors."

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are at Berlin, Germany. The 800 square feet executive space is located at Taubenstrasse 20, D-10117, Berlin, Germany with a monthly rent of approximately $3,578 and a lease with a remaining term of 4 years. Our telephone number is (49) 30 201-7780.

         Centoni's principal executive offices are located in a 220 square meter space at Patriching 26, D-94034, Passau, Germany and its telephone number
(49)851 955-260. The facility is leased with a monthly rent of $750 with no expiration date. The facility is leased from a family member of the former principal shareholder of Cetoni.

ITEM 3.  LEGAL PROCEEDINGS

         There is no current outstanding litigation in which we are involved and we are unaware of any pending actions or claims against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During 2000, there were no actions brought before our security holders.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

GENERAL.

         Our authorized capital consists of 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of Preferred Stock, par value $.001 per share. On April 9, 2001 there were 32,743,875 shares of common stock and no shares of Preferred Stock outstanding. Set forth below is a summary description of certain provisions relating to our capital stock contained in our Certificate of Incorporation and By-Laws and under the Business Corporation Law of the State of Delaware. The summary is qualified in its entirety by reference to our Certificate of Incorporation and By-Laws and the Delaware corporation laws.

         COMMON STOCK

         Each share of Common Stock entitles the holder thereof to share ratably in dividends and distributions, if any, on the Common Stock when, as and if declared by the Board of Directors, from funds legally available. There are no preemptive, subscription or conversion rights. Upon liquidation, dissolution or winding up of the affairs of the company and after payment of creditors and satisfaction of any amounts outstanding to holders of the Preferred Stock, the assets legally available for distribution will be divided ratably on a share-for-share basis among the holders of the outstanding shares of Common Stock. The holders of the outstanding shares of Common Stock are not entitled to cumulative voting and are entitled to one vote per share with respect to all matters that are required by law to be submitted to a vote of shareholders, including the election of Directors. Accordingly, the holders of more than 50% of the outstanding shares of Common Stock will have the ability to elect all of the Directors.

         PREFERRED STOCK

         As yet, no shares of Preferred Stock have been designated by the Board of Directors. The Board of Directors has the authority, without further action by the holders of the Common Stock, to issue Preferred Stock in one or more series and to fix as to any such series the dividend rate, redemption prices, preferences on liquidation or dissolution, sinking fund terms, if any, conversion rights, voting rights and any other preference or special rights and qualifications. Shares of Preferred Stock issued by the Board of Directors could be utilized, under certain circumstances, as a method of raising additional capital, for possible acquisitions or for any purpose. The Board of Directors has not authorized the issuance of any series of Preferred Stock and there are no agreements, understandings or plans for the issuance of any Preferred Stock.

MARKET INFORMATION.

         Our common stock is traded on the NASD OTC Bulletin Board currently under the symbol AVDI. Prior to the change of the name from Kurchatov to ATI, the common stock was traded under the symbol KRHL.

         The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC-BB. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

1999                                     High            Low
----                                     ----            ---
First Quarter                            2.0625         1.875
Second Quarter                           2.6875         1.75
Third Quarter                            2.375          1.125
Fourth Quarter                           1.875           .875

2000
----
First Quarter                            3.00           1.50
Second Quarter                           3.0625         1.50
Third Quarter                            2.00            .96875
Fourth Quarter                            .9375          .15625

         There were approximately 525 shareholders of record of common stock as of March 31, 2001.

         There are currently eleven (11) active market makers of our common stock consisting of, Fleet Trading Division of Fleet Securities, GVR Company, Hill Thompson Magid and Co. Inc., Herzog, Heine, Geduld, Inc., Knight Securities, Inc., Ladenburg Thalmann & Co., Wm V. Frankel & Co., Mayer & Schweitzer Inc, Paragon Capital Corporation, Meyerson (M.H.) & Co. Inc., and Wien Securities Corp.

         Interwest Stock Transfer Company, located at 1981 East Holiday Road, Salt Lake City, Utah, is the transfer agent and registrar for our common stock.

         We have never declared or paid cash dividends on our common Stock, and we anticipate that future earnings, if any, will be retained for development of our business. Payment of cash dividends in the future will be wholly dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by us. It is not likely that cash dividends will be paid in the foreseeable future. In the event of the acquisition of a business by us or the merger with another company, control of our company and our Board of Directors may pass to others. In that event, the payment of dividends would be wholly dependent upon such persons.

SALE OF UNREGISTERED SHARES

         During the last three years we have sold securities, which were not registered under the Securities Act of 1933 (the "Act") as follows:

         1998
         ----

         None

         1999
         ----

         1. On December 6, 1999 we issued 5,000,000 shares of common stock to Cetoni GMBH incident to the acquisition by us of substantially all of the assets of Cetoni
                  Umwelttechnologie-Entwicklungs GMBH. (1)

         2. In January of 1999 we issued 1,009,411 shares of common stock to various consultants, including related parties, for the performance of services under one year consulting contracts.
                  (1)

         3. In connection with the sale of certain debentures sold during the first quarter of 1999, we issued 770,000 warrants to certain persons who assisted in identifying investors in the debentures, to legal counsel for services rendered in connection with that transaction, and have reserved a like number of shares of Common Stock for issuance upon exercise of such Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $.65 per share or to exercise the Warrants on a cashless basis for a number a of shares determined based upon the market price for the Common Stock on the date of any cashless exercise. Of the outstanding Warrants, 270,000 of them may be exercised through March 5, 2004, 250,000 may be exercised through March 12, 2004 and 250,000 may be exercised through April 14, 2004. The exercise price and the number of shares that a holder of the Warrants is entitled to purchase is subject to adjustment under certain circumstances. (1)

----------------
         (1) These transactions were exempt from registration pursuant to the provisions of Section 4(2) of the Act as not involving any public offering. The shares issued thereunder are restricted and cannot be transferred except in accordance with the rules and regulations of the Securities and Exchange Commission including, but not limited to, Rule 144 of the Act.


         2000
         ----

         1. On January 7, 2000 a consultant, who had been issued options to purchase shares of our in consideration for services performed, exercised options to purchase 30,000 shares of our common stock at $.50 per share. (2)

         2. On January 14, 2000 pursuant to a Plan and Agreement of Regorganization, we acquired all of the outstanding shares of common stock of Aberdeen Acquisition Corporation, a Delaware corporation from the shareholders thereof, in exchange for cash of $150,000, plus 400,000 shares of our common stock valued at $500,000. (2)

         3. In June, 2000 a consultant, who had been issued options to purchase shares of our common stock in consideration for services performed, exercised options to purchase 90,000 shares of our common stock at $.50 per share. (2)

         4. In April, 2000 and June 2000 we issued 30,000 shares of common stock and 60,000 shares of common stock, respectively, to a third party as compensation for services performed. (2)

         5. On October 26, 2000 we issued incentive stock options to employees to purchase 470,000 shares of our common stock and non-qualified stock options to other persons to purchase 615,000 of our common stock. These options were issued pursuant to the Advanced Technology Industries, Inc. 2000 Stock Option Plan. These transactions were exempt from registration pursuant to Section 4(2) of the Act as not involving a public offering and Rule 701 of the Act.

         6. On October 31, 2000 we issued 510,000 shares of our common stock pursuant to a private offering reported on Current Report on Form 8-K filed on November 8, 2000. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act as not involving a public offering and Rule 506 of the Act.

         7. On December 4, 2000 we entered into an agreement with ERBC Holdings, Ltd. to convert $1,560,000 of debt owed to it by us for 13,054,393 shares of our Common Stock. (2)

         8. In December of 2000 we issued 50,000 shares of stock each to two officers of the company as a bonus, one of which was Mr. Samuelson. The bonus was valued at $10,100 for each officer.
                  (2)

--------------------
         (2) These transactions were exempt from registration pursuant to
         Section 4(2) of the Act as not involving any public offering. The shares issued thereunder are restricted and cannot be transferred except in accordance with the rules and regulations of the Securities and Exchange Commission including, but not limited to, Rule 144 of the Act.

         As of April 9, 2001, we have a total of 32,743,875 shares of common stock outstanding. Of these outstanding shares, 3,868,471 shares are freely tradable, without restriction by or further registration under the Act by persons other than our "affiliates," as defined in Rule 144 under the Act.

         All the other outstanding shares of common stock (28,875,404 shares) are "restricted securities" for purposes of the Securities Act and may not be sold unless they are registered under the Act or unless an exemption from registration, such as that provided by Rule 144, is available.

         We can make no prediction as to the effect, if any, that market sales of shares of Common Stock or the availability of shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of significant numbers of shares of Common Stock in the public market could adversely affect the market price of the Common Stock and could impair our future ability to raise capital through an offering of its equity securities.


ITEM 6.  PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the remainder of this Annual Report on Form 10-KSB including, but not limited to, the financial statements and notes thereto included herein.

         We are a development stage company and our efforts have been primarily devoted to technology identification and acquisition, research and development, organizational efforts and raising capital. This discussion provides an analysis of our plan of operation for the next twelve months.

         We were formed to acquire and commercialize new or previously existing but non-commercialized technologies particularly those developed by scientists and engineers in Israel, Russia, and Germany. We may acquire a direct interest in the technology, a right to use the technology, and/or an ownership interest in the entity owning the technology. The acquisition of technologies by us may be made by the issuance of our stock or securities, cash, or other consideration or a combination thereof.

         During the next twelve months the Company intends to concentrate on (i) the commercialization of certain products of Cetoni GmbH, its wholly owned subsidiary, (ii) commercialization of the Nurescell technology (iii) completion of evaluation of technologies being presently considered and the acquisition thereof if appropriate, and (iv) identification, evaluation, and possible acquisition of additional technologies.

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

         We expect that we will continue to generate losses until at least such time as we can commercialize our technologies or those of Nurescell Inc., if ever. No assurance can be given that the we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

         As of December 31, 2000 we had working capital deficiency of $1,690,229, shareholders' deficiency of 613,025 and an accumulated deficit of ($7,065,984). We anticipate that we will continue to incur significant operating losses for the next twelve months. We may incur additional losses thereafter, depending upon our ability or the ability of Nurescell AG to generate revenues from the license or sale of technologies or products.

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

         On June 20, 2000 we entered into an agreement with Eurotech, Ltd. to sell to it 500,000 shares of the 2,000,000 shares common stock of that company that we owned for $1,350,000. The transaction closed on July 14, 2000. As part of said transaction we agreed to prepay Eurotech the sum of $350,000, which we owed to it as a result of the acquisition by us of certain technologies from Eurotech.

         We plan to either sell the remaining Eurotech shares or use them for collateral for a loan to provide funds for operations. Eurotech filed a registration statement on August 18, 2000, which included the entire 1,500,000 shares of stock owned by us. The registration statement became effective on February 15, 2001. Subsequent thereto we pledged 216,700 of said shares for a loan in the amount of $273,289.87 excluding costs and commissions. In addition, as of April 16, 2001 we have sold 535,600 shares of the stock on the open market resulting in net proceeds after commissions of $687,750.03. The common stock of Eurotech, LTD. is traded on the American Stock Exchange. The closing price of the stock on April 9, 2001 was $.95.

         In order to raise working capital for operation until the Eurotech could be sold or used for collateral, on October 31, 2000 we commenced an offering of $750,000 of six-month promissory notes (the "Note Offering") of which we sold $510,000. This event was reported in Current Report on Form 8K filed on November 15, 2000. We subsequently increased the offering to $1,500,000, and extended the offering period to and including March 31, 2001, which event was report on the Current Report on Form 8K filed on January 22, 2001. An additional $250,000 in notes were sold for the period ending March 31, 2001.

         We raised additional working capital by obtaining short term loans totaling $123,700, at an interest rate of 1% per month. On March 12, 2001 said loan and accrued interest were converted to a loan under the Note Offering and 126,651 shares of our common stock will be issued to the note holder in accordance with the terms of the Note Offering.

         We raised further additional working capital by entering into a loan transaction in the amount of DM 120,000 (US $53,571) with Hans Skrobanek, who is one of our directors and President of our company. Said loan is evidenced by a six month promissory note dated December 5, 2000. As additional consideration for making said loan Mr. Skrobanek received 53,571 shares of our common stock.

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

Forward Looking Statements.
---------------------------

         This report on Form 10-KSB contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements, among other things, include the discussions of the Company's expectations contained in the discussion by management of the Company's Plan of Operation set forth below. Although the Company believes that the expectations reflected in the Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. In addition, these statements are further qualified in reference to Nurescell AG by the factors set forth in Exhibit 99 to this Form 10-Q.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements for the year ended December 31, 2000 are attached hereto as pages F-1 through F-36.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Our previous accountants were Tabb, Conigliaro & MCCann, P.C. located in New York, New York. Effective January 1, 2001 Tabb, Congiliaro & McCann, P.C. merged with Grassi & Co. P.C. located in New York and that firm remains as our accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

         As of December 31, 2000, our officers and Directors were:


NAME                                AGE               TITLE
----                                ---               -----

Hans-Joachim Skrobanek              50                President and Director

Peter Goerke                        40                Vice President

James Samuelson                     31                Vice President,
                                                      Chief Financial Officer,
                                                      Secretary

Jacques Saunder                     79                Director

Hans-Joachim Schuerholz             74                Director

         All directors hold office until the next annual meeting of stockholders and until their successor have been elected and qualified. The Board of Directors elects the officers annually.

         Hans-Joachim Skrobanek has been our President since October 27, 1999 and a Director since December, 1999. Mr. Skrobanek was previously engaged in project financing and technology transfers from Russia and the Ukraine to the West. From 1995 to 1999, Mr. Skrobanek was employed as a consultant to Eurotech, Ltd. and was directly involved in technology transfers from Russia and Israel to Western markets. Mr. Skrobanek graduated from the University of Frankfurt in 1976 with a Bachelor of Commerce degree.

         Peter Goerke joined us as a Vice President in March of 2000. Prior to this he served as the Chief of Department of Intracamion, an international transportation company. He also served as a consultant to the Treuhandanstalt. Mr. Goerke has a Masters Degree in Politics from the Institute of International Relations, Moscow, Russia. He is fluent in German, Russian, English and French.

         James Samuelson joined us as Vice President, Chief Financial Officer in February 2000. Mr. Samuelson has also served as the Chief Operating Officer and Chief Financial Officer of our wholly-owned subsidiary Cetoni. From February 1998 to January 2000, Mr. Samuelson served as a Vice President of Corporate Finance for Eastbrokers AG/WMP Bank AG in Vienna, Austria, where he was responsible for all aspects of the firm's Investment Banking activities. In 1997, Mr. Samuelson was employed as a Vice President from Grammont, Ltd., a boutique investment banking firm in Paris, France, where he was responsible for the firm's private placement and road show activities. Prior to 1997, Mr. Samuelson was engaged in graduate studies. Mr. Samuelson received a Master of Business Administration Degree in 1996, and a Bachelor of Science in Business Administration degree in 1992, both from Creighton University.

         Jacques J. Saunder joined us as a Director in March, 1999. Mr. Saunder also has served, at various times, as our Vice President and Secretary. For the past five years, Mr. Saunder has been the President of Advanced Technologies Industries and from inception until January 2000, President of that company. Mr. Saunder graduated from College Royale Francais in Berlin, Germany in 1938 with a degree in business, from the Haute Etude Commercial in Paris, France in 1949 and from City College of New York in 1965.

         Hans-Joachim Schuerholz has served as one of our directors since May 1999. From 1995 to present, Mr. Schuerholz has served as a managing director and consultant for a real estate company in Saxony, Germany. From 1993 to 1995, Mr. Schuerholz was employed as a legal consultant to the City of Dresden, Germany, in the area of restitution and priority investment law. He graduated from the University of Menster I 1953 with a legal degree.

COMPLIANCE WITH SECTION 16(A) OF THE Exchange ACT

         We became a reporting company on January 14, 2001. At that time we did not understand the responsibilities of our officers, directors, and certain shareholders to file disclosure forms under Section `16(A) of the Exchange Act. When we became aware of these responsibilities we immediately informed our officers, directors, and the applicable shareholders. As a result the initial Form 3's were filed delinquent by the following persons on the following dates:

         NAME                          DATE
         ----                          ----
H. R. Skrobanek                 August 25, 2000
Hans-Joaquim Schuerholz         August 25, 2000
James Samuelson                 August 25, 2000
Jacques Saunders                November 9, 2000
Peter Goerke                    August 25, 2000
Kurt Seifman                    September 7, 2000

         To the best of our knowledge none of these persons acquired or disposed of our securities between January 14, 2001 and the date the Form 3's were filed. In addition, to the best of our knowledge all of the above persons have filed all other forms in a timely manner required under Section 16(A).

         To the best of our knowledge Cetoni Holdings Ltd. has not filed a Form 3 reflecting its ownership of 5,000,000 shares of common stock acquired as a result of our acquisition of Cetoni Unwelttechnologies-Entwicklhungs, GmbH. To the best of our knowledge Cetoni Holdings, Ltd. has not acquired or disposed of any of our securities since it acquired ownership of the 5,000,000 shares.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

         The following table presents, for each of the last three fiscal years ended December 31, 2000 the annual compensation earned by our chief executive officer and our most highly compensated executive officers.

                                    Summary Compensation Table

                       ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                       -------------------                      ----------------------
                                                                        AWARDS
                                                                        ------
                                                              Securities        All Other
Name and Principal                                            Underlying          Annual
Position                Year     Salary      Bonus            Options/SAR      Compensation
--------                ----     ------      -----            -----------      ------------
H. R. Skrobanek         1998 Not Applicable                            Not Applicable
                        1999      -0-                                          -0-
                        2000   $110,000                       See Below        -0-

James Samuelson         1998   Not Applicable                            Not Applicable
                        1999   Not Applicable                            Not Applicable
                        2000   $120,000      10,100(1)        See Below        -0-

------------
(1)   Consists of 50,000 shares of Common Stock.

STOCK OPTIONS

         STOCK OPTIONS

         INCENTIVE STOCK OPTION PLAN. In 1996, we adopted an Incentive Stock Option Plan whereby we reserved 500,000 shares of common stock for issuance to our employees. No options had been issued under this plan. On October 22, 2000 our Board of Directors cancelled this plan and adopted a new stock option entitled the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("Plan"). Under the Plan options may be issued to directors, officers, key employees, consultants, agents, advisors, and independent contractors who are in a position to contribute materially to the prosperity of the company. The Plan provides for the issuance of both Incentive Stock Options ("ISO"s") and Non-Qualified Stock Options ("NQSO's"). ISO's are issued to employees and NQSO's are generally issued to non-employees. The number of shares that are subject to ISO's is limited to 3,000,000 under the Plan. The number of NQSO's that may be issued is subject to the discretion of the Board of Directors.

         Our Board of Directors administers the Plan but may delegate such administration to a committee, which shall consist of at least two members of the Board. The Board or the Committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options, provided that the exercise price may never be less than the fair market value of the shares of the Common Stock on the date the option is granted (110% in the case of any employee who owns more than 10% of the combined voting power or value of all classes of stock). Options may be granted for terms not exceeding ten years from the date of the grant, except for options granted to person holding in excess of 10% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of the grant.

         The Plan must be approved by the shareholders within one year from the date of adoption of the Board. The shareholders have not yet approved the Plan.

         In 2000 our Board approved the issuance of ISO options to purchase 470,000 shares of common stock and NQSO's to purchase 615,000 shares. All of said options were issued with an exercise price of $.343 per share.

         The following table presents information for each named officer in the Summary Compensation Table with respect to options granted during fiscal year ended December 31`, 2000.

                     Options/SAR Grants in Last Fiscal Year
                               (Individual Grants)
                               -------------------

                   Number of
                  Securities    Percent of total
                  Underlying   options/SARs granted     Exercise of
                  Options/SARs to employees in fiscal   base price   Expiration
NAME              GRANTED (#)          year               ($/Sh)         date
----              -----------          ----               ------         ----
H. R. Skrobanek    150,000            31.91%               $.343        10/25/10
James Samuelson    100,000            21.28%               $.343        10/25/10


         The following table presents information for each named officer in the Summary Compensation Table with respect to options exercised during fiscal year ended December 31, 2000 and unexercised options held as of the end of the fiscal year.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

                                                     Number of
                                                     Securities                  Value of
                                                     Underlying                  Unexercised
                                                     Unexercised                 In-the-Money
                                                     Options/SAR's               Options/SAR's
                        Shares                       At FY-End (#)               at FY=Emd ($)
NAME               Acquired     Value          EXERCISABLE/ UNEXERCISABLE  EXERCISABLE/ UNEXERCISABLE
----               --------     -----          --------------------------  --------------------------
H. R. Skrobanek    -0-          -0-               150,000                       -0-
James Samuelson    -0-          -0-               100,000                       -0-


         Values reflected about are based on the closing price of $.281 per share of our common stock for the last business day of the fiscal year ended December 31, 2000.

COMPENSATION OF DIRECTORS

         There is no standard or individual compensation package for any of the directors.

EMPLOYMENT CONTRACTS

         There are no employment contracts with the executive officers listed in the Summary Compensation Table.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information regarding the shareholdings of our current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of the warrants held by each such person or entity):

                             Number of shares of         Percent of Common
                             Common Stock Beneficially   Stock Beneficially
                             Owned                       Owned (1)
                             -----                       ---------
Hans Joachim Skrobanek        228,571
President, Director

Jacques J. Saunder             15,000                      *
Director

Hans Joachim Schuerholz        15,000                      *
Director

James Samuelson, Vice-
President and Chief Fin-       50,000                      *
ancial Officer

Peter Goerke, Vice-            50,000                      *
President

Kurt Seifman (2)            3,844,940                     11.74%

Cetoni Holdings, Ltd. (3)   5,000,000                     15.27%

ERBC Holdings, Ltd. (4)    13,114,393                     40.05%

Adrian Joseph as Trustee    3,500,000                     10.68%
Of the Adrian Joseph
Separate Property Trust and
Dianna Joseph as Trustee of
he Dianna Joseph Separate
Property Trust

--------------------
         *        Less than 1%.

         (1)      Based upon 32,743,875 outstanding shares of common stock.
         (2) Includes presently exercisable options to purchase 125,000 shares at per share.
         (3)      Cetoni Holdings, Ltd. is beneficially owned by A. Schlattel.
         (4)      ERBC Holdings, Ltd. is beneficially owned by Kurt Seifman

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ERBC Holdings Ltd ("ERBC") has from time to time loaned money to us for operations. On December 4, 2000 the amount of said loans was in excess of $1,560,000.00 On that date we entered into an agreement with ERBC to convert $1,156,000 of said loans (excluding accrued and unpaid interest) to our common stock The conversion was based on 8.37 shares of our common stock for each $1.00 of debt converted. The conversion ratio was arrived at by taking the average closing bid price of our common stock on the OTC Bulletin Board for the five trading days ended November 30, 2000, which was approximately $.32 per share and discounting that figure by 62.5%. The discount was determined based on information received from an investment banking firm retained by both ERBC and us that under its general guidelines for purposes of conducting valuation of restricted stock a discount of 63.% was appropriate. This was based in part upon a provision in the agreement requiring ERBC to hold the stock for at least two years. Based upon the formula the $1,560,000 was converted into 13,054,393 of common stock. This transaction was reported on Current Report on Form 8-K filed on December 14, 2000.

         As of December 31, 2000 there was remaining debt plus accrued and unpaid interest due to ERBC in the amount of $552,536.

         By letter agreement dated June 1, 1996 we engaged ERBC to provide certain consulting services on a one year basis. Said agreement has been renewed from year to year. In 2000 we incurred consulting fees of $240,000 under said agreement. At December 31, 2000 we owed ERBC $653,048 under the agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                2.1 Agreement and Plan of Reorganization between Kurchatov Research Holdings, Ltd. and Aberdeen Acquisition Corporation filed as exhibit to Form 8-K filed January 14, 2000. (1)

                3.1 Articles of Incorporation of Advanced Technology Industries, Inc. (2)

                3.2     By-Laws of Advanced Technology Industries, Inc. (2)

                4.1     Specimen Common Stock Certificate. (2)

                4.2 Specimen Warrant Certificate issued in connection with an Offering of Debentures. (2)

                10.1 Agreement with Eurotech, Ltd. to Acquire Resealable Can Technology. (2)

                10.2    Flexitech, Ltd. Acquisition Agreement. (2)

                10.3    Pirocat, Ltd. Acquisition Agreement. (2)

                10.4 Agreement with the Holder of All Outstanding Equity of Cetoni Umwelttechnologies-Entwicklungs. (2)

                10.5 Agreement with Eurotech, Ltd. relating to Silicon (EKOR) Compound. (2)

                10.6    Lease Agreement for Office Space in Berlin, Germany. (2)

                10.7    No Exhibit

                10.8 Letter Agreement with Eurotech dated June 20, 2000 concerning Eurotech Repurchase of Stock. (3)

                10.9 Distribution Agreement with Fackelmann GmbH & Co. dated May 11, 2000 (Butter Dispenser Dish). (4)

                10.10 Distribution Agreement with Fackelmann GmbH & Co. dated May 11, 2000 (Fruit Stripper). (4)

                10.11 Investment Agreement between Nurescell, Inc. and Nurescell AG. (5)

                10.12 License Agreement between Nurescell, Inc. and Nurescell AG. (5)

                10.13 Agreement For Purchase Of Stock of Nurescell, Inc. by Company. (5)

                10.14 Advanced Technology Industries, Inc. 2000 Stock Option Plan. (6)

                10.15   Loan Agreement.  (7)

                10.16 Conversion Agreement between ERBC Holdings Limited and issuer. (8)

                21.     List of Subsidiaries. (9)

                27.     Financial Data Schedule.

                        (1) Filed as same numbered Exhibit to registrant's Current Report on 8-K, filed January 14, 2000.

                        (2) Filed as same numbered Exhibit to registrant's Amended Current Report on 8-K, filed May 15, 2000.

                        (3) Filed as same numbered Exhibit to registrant's Amended Current Report on 8-K, filed July 5, 2000.

                        (4) Filed as same numbered Exhibit to registrant's Quarterly Report for quarter ended June 30, 2000, filed August 21, 2000.

                        (5) Filed as same numbered Exhibit to registrant's Current Report on Form 8-K, filed September 7, 2000.

                        (6) Filed as same numbered Exhibit to registrant's Current Report on Form 8-K, filed November 8, 2000.

                        (7) Filed as same numbered Exhibit to registrant's Current Report on Form 8-K, filed January 22, 2001

                        (8) Filed as same numbered Exhibit to registrant's Current Report on Form 8-K, filed December 14, 2000

                        (9) Filed as same numbered Exhibit to registrant's Form 10QSB Quarterly Report for the First Quarter of 2000, filed May 23, 2000

          (b)   Reports on 8-K

                The following Current Reports on Form 8-K were filed in the last quarter of 2000:

                i. Current Report on Form 8-K filed November 8, 2000, reporting Stock Option Plan

                ii. Current Report on Form 8-K filed November 15, 2000, reporting offering of $750,000 in Six Month Loan Agreements. (1)

                iii. Current Report on Form 8-K filed December 14, 2000, reporting registrant's entry into a Conversion Agreement with ERBC Holdings Limited, converting registrant's principal debt in the amount of $1,560,000 to ERBC into 13,054,393 shares of registrant.

                       (1) This offering was thereafter increased to $1,500,000, as reported in the Current Report on Form 8-K filed January 22,2001.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.


Date: April 16, 2001                 By   /s/ Hans Joachim Skrobanek
                                          --------------------------------------
                                              President

Date: April 16, 2001                 By   /s/ James Samuelson
                                          --------------------------------------
                                              Chief Financial Officer



Name                                  Title               Date
----                                  -----               ----

/s/ Hans Joachim Skrobanek         Director            April 16, 2001
--------------------------

/s/ Hans Joachim Schuerholz        Director            April 16, 2001
---------------------------

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                          CONSOLIDATED FINANCIAL REPORT

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 2000

                       ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page Nos.
                                                                       ---------

INDEPENDENT AUDITORS' REPORT                                              F-1


CONSOLIDATED BALANCE SHEET                                                F-2
  December 31, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-3
  For the Years Ended December 31, 1999 and 2000
  For the Period from Inception (October 25, 1995) to
    December 31, 2000


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)           F-4 - F-8
  For the Period from Inception (October 25, 1995) to
    December 31, 2000


CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-9
  For the Years Ended December 31, 1999 and 2000
  For the Period from Inception (October 25, 1995) to
    December 31, 2000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-10 - F-36

Board of Directors and Stockholders
Advanced Technology Industries, Inc.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheet of Advanced Technology Industries, Inc., formerly Kurchatov Research Holdings, Ltd. (the "Company") (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2000 and for the period from inception (October 25, 1995) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of the Company as of December 31, 1999 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1998 and 1999 and for the period from inception (October 25, 1995) to December 31, 1999 were audited by Tabb, Conigliaro & McGann, P.C., who merged with Grassi & Co., CPAs, P.C. as of January 1, 2001, and whose report, dated April 18, 2000, expressed an unqualified opinion in those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technology Industries, Inc. (a development stage company) at December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from inception (October 25, 1995) to December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Notes 1, 5 and 15, during November of 1999, the Company sold its profit interest in certain technology in exchange for the purchaser's stock. While these shares are restricted, their estimated fair value represents a significant portion of the Company's assets and working capital. In addition, the Company recognized an extraordinary gain of $3,368,644 related to the sale of its profit interest, which significantly reduced its net loss for the year ended December 31, 1999.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations since inception and, as of December 31, 2000, had a deficit accumulated during the development stage of $7,065,984. As discussed further in
Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       GRASSI & CO., CPAs, P.C.

New York, New York
April 3, 2001

                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEET

                              DECEMBER 31, 2000


                                   ASSETS
                                   ------
Current Assets:
  Cash                                                              $    99,767
  Prepaid expenses and other current assets                              53,773
  Securities available-for-sale                                       1,753,425
                                                                    ------------
        Total Current Assets                                          1,906,965

Equipment, net of accumulated depreciation                              133,124
License fee, net of accumulated amortization                            916,667
Due from related parties                                                 34,582
                                                                    ------------
        Total Assets                                                $ 2,991,338
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Notes payable                                                     $   713,571
  Accrued liabilities                                                 1,600,921
  Current portion of obligations under capital leases                    10,772
  Due to related parties                                              1,036,481
  License fee payable                                                   235,449
                                                                    ------------
      Total Current Liabilities                                       3,597,194
                                                                    ------------
Long-term portion of obligations under capital leases                     7,169
                                                                    ------------
      Total Liabilities                                               3,604,363
                                                                    ------------
Commitments and Other Matters (Notes 1,3,4,7,9,12,13
  16,17 and 18)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             -
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 29,281,875 shares issued and outstanding                  2,928
  Additional paid-in capital                                          6,368,525
  Accumulated other comprehensive income                                294,762
  Deficit accumulated during the development stage                   (7,065,984)
  Unearned financing costs                                             (168,256)
  Receivable on sale of stock                                           (45,000)
                                                                    ------------
      Total Stockholders' Deficiency                                   (613,025)
                                                                    ------------
      Total Liabilities and Stockholders' Equity                    $ 2,991,338
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          ADVANCED TECHNOLOGY INDUSTRIES, INC.
                              (A Development Stage Company)

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE PERIOD
                                            FOR THE YEARS ENDED         FROM INCEPTION
                                                 DECEMBER 31,          (OCTOBER 25,1995)
                                        -----------------------------   TO DECEMBER 31,
                                            1999            2000             2000
                                        -------------   -------------   -------------
Revenues                                $          -    $          -    $          -
                                        -------------   -------------   -------------
Costs and Expenses:
  Research and development                 1,098,192       1,347,075       3,017,449
  Stock-based compensation                 1,070,411         825,208       2,950,619
  Consulting fees                            348,023         524,648       1,451,424
  Other general and administrative
    expenses                                 382,226       1,490,802       2,451,699
  Depreciation and amortization
    expense                                   58,883         124,555         234,034
  Interest and amortization of
    debt issuance costs                    1,140,889         195,946       1,450,037
                                        -------------   -------------   -------------
    Total Costs and Expenses               4,098,624       4,508,234      11,555,262

Other (Income):
 Gain on sale of marketable
   securities                                      -        (815,625)       (815,625)
                                        -------------   -------------   -------------
Loss before extraordinary item            (4,098,624)     (3,692,609)    (10,739,637)

Minority interest in loss of
 consolidated subsidiary                           -         323,965         323,965

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                  3,349,688               -       3,349,688
                                        -------------   -------------   -------------
     Net Loss                           $   (748,936)   $ (3,368,644)   $ (7,065,984)
                                        =============   =============   =============
    Basic and diluted loss per share:
  Before extraordinary item             $       (.28)   $       (.21)
  Extraordinary item                             .23               -
                                        -------------   -------------
     Net Loss                           $       (.05)           (.21)
                                        =============   =============
Weighted average shares used in
  basic and diluted loss per share        14,573,509      15,866,790
                                        =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                           F-3

                                         ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                            (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000

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

                                                         F-4

                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                  (A Development Stage Company)

                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

           FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000

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

             FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000

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

                                         ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                             (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000

                                                                                                          Accumulated
                                                                    Common Stock           Additional        Other
                                                Date of     ---------------------------     Paid-in      Comprehensive
                                              Transaction      Shares         Amount        Capital      Income (Loss)
                                             ------------   ------------   ------------   ------------   -------------
Year Ended December 31, 2000:
----------------------------

Balance - December 31, 1999                                   14,675,911    $     1,468    $ 3,246,918    $ 1,192,384

Stock options exercised                             01/00         30,000              3         14,997              -
Shares issued for acquisition of Aberdeen           01/00        400,000             40        499,960
Compensatory issuance of stock                      04/00         30,000              3         44,997              -
Value assigned to stock options issued in                                                                           -
  connection with consulting agreements             04/00              -              -        472,500
Stock options exercised                             06/00         90,000              9         44,991
Compensatory issuance of stock                      06/00         60,000              6         89,994              -
Compensatory issuance of stock                      12/00        128,000             13        152,495              -
Value assigned to stock as additional
  consideration for financing activities            11/00        713,571             71        222,788              -
Issuance of stock to retire debt from
  related party                                     12/00     13,054,393          1,305      1,558,695              -
Issuance of stock to officers for bonus             12/00        100,000             10         20,190              -
Amortization of unearned financing costs                               -              -              -              -
Comprehensive income:                                                                                               -
  Net loss                                                             -              -              -              -
  Other comprehensive income (loss), net of
   tax:
     Foreign currency translation
       adjustments                                                     -              -              -         69,578
     Unrealized holding losses arising
       during the year, net of taxes of $453,000                       -              -              -       (687,825)
     Less: Reclassification adjustments for
             gains included in net loss,
             net of taxes of $151,000                                  -              -              -       (279,375)
                                                             ------------   ------------   ------------   ------------
Balance - December 31, 2000                                   29,281,875    $     2,928    $ 6,368,525    $   294,762
                                                             ============   ============   ============   ============

               The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-7

                                             ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                                (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                          FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000

                                              Deficit
                                            Accumulated                                          Total
                                            During the        Unearned        Receivable      Stockholders'
                                            Development       Financing       on Sale of         Equity         Comprehensive
                                               Stage            Costs            Stock         (Deficiency)     Income/(Loss)
                                            ------------     ------------     ------------     ------------     ------------

Year Ended December 31, 2000:
----------------------------

Balance - December 31, 1999                 $(3,697,340)     $         -      $         -      $   743,430

Stock options exercised                               -                -                -           15,000
Shares issued for acquisition of
  Aberdeen                                            -                -                -          500,000
Compensatory issuance of stock                        -                -                -           45,000
Value assigned to stock options issued
  in connection with consulting
  agreements                                          -                -                -          472,500
Stock options exercised                               -                -          (45,000)               -
Compensatory issuance of stock                        -                -                -           90,000
Compensatory issuance of stock                        -                -                -          152,508
Value assigned to stock as additional
 consideration for financing
 activities                                           -         (222,859)               -                -
Issuance of stock to retire debt from
  related party                                       -                -                -        1,560,000
Issuance of stock to officers for
  bonus                                               -                -                -           20,200
Amortization of unearned financing
  costs                                               -           54,603                -           54,603
Comprehensive income:
  Net loss                                   (3,368,644)               -                -       (3,368,644)     $(3,368,644)
  Other comprehensive income (loss),
    net of tax:
     Foreign currency translation
       adjustments                                    -                -                -           69,578           69,578
     Unrealized holding losses arising
       during the year, net of taxes
       of $453,000                                    -                -                -         (687,825)        (687,825)
     Less: Reclassification
       adjustments for gains included
       in net loss, net of taxes of
       $151,000                                       -                -                -         (279,375)        (279,375)
                                            ------------     ------------     ------------     ------------     ------------
Balance - December 31, 2000                 $(7,065,984)     $  (168,256)     $   (45,000)     $  (613,025)     $(4,266,266)
                                            ============     ============     ============     ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                             F-8

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                          (A Development Stage Company)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE PERIOD
                                                                         FOR THE YEARS ENDED       FROM INCEPTION
                                                                             DECEMBER 31,         (OCTOBER 25,1995)
                                                                     ---------------------------   TO DECEMBER 31,
                                                                         1999           2000            2000
                                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $  (748,936)   $(3,368,644)   $(7,065,984)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Acquisition of Aberdeen                                                  -        650,000        650,000
      Gain on sale of marketable securities                                    -       (815,625)      (815,625)
      Extraordinary gain                                              (3,349,688)             -     (3,349,688)
      Stock-based compensation                                         1,070,411        825,208      2,950,619
      Receivable on sale of stock                                              -        (45,000)       (45,000)
      Interest and amortization of debt issuance costs                 1,068,191         54,603      1,122,794
      Research and development costs                                     437,368              -        437,368
      Depreciation and amortization                                       58,883        124,555        234,035
  Cash provided by (used in) the change in assets and liabilities:
     Decrease in prepaid expenses                                        (14,567)       (26,993)       (53,773)
     Increase in cumulative translation adjustment                        92,899         69,578        144,462
     Increase in accrued liabilities                                     746,409         77,052      1,588,168
                                                                     ------------   ------------   ------------
    Net Cash Used in Operating Activities                               (639,030)    (2,455,266)    (4,202,624)
                                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                    (37,057)      (109,175)      (246,521)
 License fee                                                                   -       (764,551)      (764,551)
 Proceeds from sale of marketable securities                                   -      1,350,000      1,350,000
                                                                     ------------   ------------   ------------
    Net Cash (Used in) Provided by Investing Activities                  (37,057)       476,274        338,928
                                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of options                                             -         15,000         15,000
 Proceeds from issuance of common stock                                        -              -        641,975
 Offering costs                                                                -              -        (50,000)
 Proceeds from loans                                                           -        713,571        713,571
 Proceeds from convertible debentures                                    750,000              -        750,000
 Financing costs                                                         (75,000)             -        (75,000)
 Advances from related parties                                             4,746      1,451,095      1,987,281
 Payments under capital lease obligations                                 (6,353)       (13,011)       (19,364)
                                                                     ------------   ------------   ------------
    Net Cash Provided by Financing Activities                            673,393      2,166,655      3,963,463
                                                                     ------------   ------------   ------------
(Decrease) Increase in Cash                                               (2,694)       187,663         99,767

Cash Overdraft - Beginning of Year                                       (85,202)       (87,896)             -
                                                                     ------------   ------------   ------------
Cash - End of Year                                                   $   (87,896)   $    99,767    $    99,767
                                                                     ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                         $    72,898    $    28,775    $   101,673
                                                                     ============   ============   ============
    Income taxes                                                     $         -    $         -    $         -
                                                                     ============   ============   ============
SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING ACTIVITIES:
  Equipment purchased under capital lease obligations                $    23,415    $         -    $    37,305
                                                                     ============   ============   ============
  Convertible debentures and interest assumed by Eurotech            $ 1,212,188    $         -    $ 1,212,188
                                                                     ============   ============   ============
  Debt converted to equity                                           $         -    $ 1,560,000    $ 1,560,000
                                                                     ============   ============   ============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-9

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

In November of 1999, the Company sold its profit interest in the EKOR technology to Eurotech (see Note 15).

In August of 2000, the Company acquired a 49% interest in Nurescell AG, a German company, which has licensed a technology owned by Nurescell, Inc. ("Nurescell US") (see Note 4).

Reorganization
--------------

Pursuant to an Agreement and Plan of Reorganization, effective January 14, 2000, the Company acquired all the outstanding shares of common stock of Aberdeen Acquisition Corporation ("Aberdeen"), a Delaware corporation, from the shareholders thereof, in an exchange for cash of $150,000, plus 400,000 shares of common stock of the Company valued at $500,000. As a result of this transaction, Aberdeen has become a wholly-owned subsidiary of ATI effective on January 14, 2000. The costs of this transaction were charged to operations during the year ended December 31,2000.

To date, the Company, Cetoni and Nurescell AG have not generated any significant revenues from operations.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2001. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of December 31, 2000, the Company had an accumulated deficit since inception of $7,065,984.

Management's business plan will require additional financing. To support its operations during 2000, the Company borrowed monies from individual investors and certain stockholder in the amount of $713,571 and $1,451,095, respectively(see Note 9). During July of 2000, the Company sold 500,000 shares of its Eurotech stock for $1,350,000. Eurotech's common shares are listed and traded on the American Stock Exchange under the symbol "EUO". The Company plans on either borrowing funds secured by these securities or selling all or a portion of such securities to fund its operations in the near future. The market value of the remaining 1,500,000 shares of Eurotech securities approximated $1,753,425 at December 31, 2000.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2001. No assurance can be given that the Company can continue to obtain any working capital or sell all or any of its Eurotech securities, or obtain a loan against its Eurotech securities, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ATI and its wholly-owned German subsidiary, Cetoni, and its majority-controlled German subsidiary, Nurescell AG, (collectively, the "Company"). Although ATI owns 49% of the equity of Nurescell AG, ATI consolidates such subsidiary because ATI has complete operational and financial control and has a majority of the Board. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's proportionate share of its undistributed earnings or losses are included in the statement of operations.

At December 31, 2000, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

                Flexitech, Ltd. ("Flexitech")                      20%
                Pirocat, Ltd. ("Pirocat")                          20%

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The consolidated financial statements include various estimated fair value information at December 31, 2000, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

Investment in marketable securities: The fair value of investments in marketable securities is based on quoted prices.

Receivables and payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

Notes and loans payable: The carrying amounts of notes payable approximate fair value due to the length of the maturities. The interest rates being tied to market indices and/ordue to the interest rates not being significantly different from the current market rates available to the Company.

All of the Company's financial instruments are held for purposes other than trading.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Marketable Securities
------------------------------------

The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to comprehensive income.

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments are determined on a specific identification basis.

Equipment
---------

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of 3 to 5 years.

Licensing Fees
--------------

Licensing fees are being amortized on a straight-line basis over 5 years.

Impairment of Assets
--------------------

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets.

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. There were no advertising expenses for the years ended December 31, 1999 and 2000.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Revenue Recognition
-------------------

The Company expects that it will derive substantially all of its revenue from the sale, licensing and sub-licensing of its technologies and products. Revenue from the sale of technology will be recognized in the year of sale. Revenue from licensing and sub-licensing will be recognized in the periods when the fees have been earned.

Research and Development
------------------------

Research and development costs are charged to expense as incurred, unless they are reimbursed under specific contracts. Losses incurred on the equity basis in the Company's interest in two Israeli technology companies are included in research and development expenses. In addition, a technology acquisition concluded during 1999 by its German subsidiary, aggregating $495,000, was charged to research and development expenses during 1999.

Stock-Based Compensation
------------------------

The Company follows Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compenation". SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting, as defined in this statement, and the intrinsic value-based method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees". The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted.

Translation of Foreign Currencies
---------------------------------

In accordance with Statement No. 52 of the Financial Accounting Standards Board, balance sheet accounts are translated at the exchange rate as of the balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in Comprehensive Income.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share of Common Stock
------------------------------

Basic net loss per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Common stock equivalents, consisting of options and warrants, discussed in Note 11, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Deferred Financing Costs
------------------------

Financing costs in connection with the October 2000 offering are being amortized over the expected life (180 days) of the obligation. The expected life was determined to be the conversion date that was most beneficial to the noteholder, in accordance with Emerging Issues Task Force ("EITF") topic no. D-60.

Segment Information
-------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations, but did affect the disclosure of segment information, as presented in Note 15.

Software
--------

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on the Company's financial position or results of operations.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Accumulated other comprehensive income, at December 31, 2000, consists of the following:

                Foreign currency translation adjustments           $ 144,462
                Unrealized gains on investments                      150,300
                                                                   ----------
                                                                   $ 294,762
                                                                   ==========

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the current year presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133 and in June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments -- an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on its financial position and results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

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

On November 30, 1999, the Company sold its profit interest in the EKOR technology to Eurotech (see Note 15).

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

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development expenses for each of the years ended December 31, 1999 and 2000 was $60,000, which reduced the Company's investment in these two companies to zero.

There can be no assurance that these development projects will result in useful technologies or that the same will be commercially saleable or profitable.

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests
-----------------------------------------------------------------

On December 6, 1999, the Company completed the acquisition of all of the outstanding shares of the capital stock of Cetoni Umwelttechnologie-Entwicklungs GmbH ("Cetoni"), a development-stage company, for 5,000,000 shares of the Company's restricted common stock. Cetoni is a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets. Cetoni has not generated any revenues from operations to date.

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

Net sales, loss before extraordinary item and net loss for the individual companies reported prior to the business combination were as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                       1999
                                                                   -----------
               Net Sales:
                 ATI                                               $         -
                 Cetoni                                                      -
                                                                   ------------
                     Total                                         $         -
                                                                   ============
               Loss Before Extraordinary Item:
                 ATI                                               $(2,916,735)
                 Cetoni                                             (1,181,889)
                                                                   ------------
                     Total                                         $(4,098,624)
                                                                   ============
               Net Income (Loss):
                 ATI                                               $   432,953
                 Cetoni                                             (1,181,889)
                                                                   ------------
                     Total                                         $  (748,936)
                                                                   ============

The conforming of the accounting practices of ATI and Cetoni resulted in no adjustments to net loss or shareholders' equity. There have been no significant intercompany transactions between ATI and Cetoni other than loans by ATI to Cetoni.

Nurescell AG
------------

On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG, which is owned 51% by Nurescell US and 49% by ATI.

In addition, Nurescell AG and Nurescell US executed a license agreement granting an exclusive license to Nurescell AG in the countries of the former Soviet Union, the continent of Europe and the British Isles to manufacture and market a proprietary technology owned by Nurescell US. The technology being licensed is defined in the license agreement by Nurescell US as a material for shielding and internment of radioactive materials, radioactive waste, as well as providing attenuation of x-ray energy. (The license term is until August 15, 2020, or when certain patents expire, which have been applied for by Nurescell US, whichever later occurs.)

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - ACQUISITIONS (Continued)

Nurescell AG (Continued)
------------

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter provided, however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. ATI has agreed to advance the sum of $1,000,000 to Nurescell AG in consideration for its 49% interest therein. During 2000, ATI has advanced payments of $450,000 against the license fee directed to Nurescell US, which has been paid to Nurescell US. ATI funded $635,225 of expenses on behalf of Nurescell AG which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $323,965 representing Nurescell US share of the funding for 2000.

The 51% interest of Nurescell US in Nurescell AG was acquired by it as additional consideration for the granting of the license to Nurescell AG.

As part of the transaction, Nurescell AG entered into an investment agreement with Nurescell US in that Nurescell AG, with ATI's assistance, will use its best efforts to raise DM20 Million (approximately $9.1 Million) in capital for Nurescell AG.

In exchange for raising the above capital, the sale of Nurescell AG shares of stock cannot exceed thirty-four percent of the outstanding shares of AG. It is agreed that any such dilution shall apply equally to the holding of Nurescell AG by ATI and Nurescell US, respectively.

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - ACQUISITIONS (Continued)

Resealable Can Technology
-------------------------

During 1999, the Company's German subsidiary acquired from Eurotech the rights to a certain resealable can technology for $150,000 in cash and $345,000 due on September 30, 2000. The purchase price of $495,000 was charged to research and development expenses during the year ended December 31, 1999. The purchase price was paid in full in July of 2000.

NOTE  5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 1,500,000 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the American Stock Exchange. The fair value of such equity securities at December 31, 2000 was estimated at $1,753,325. The amortized cost basis was $1,603,125 and the unrealized gain was $150,300 at December 31, 2000.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6 - EQUIPMENT

Equipment at December 31, 2000 consisted of the following:

          Machinery and equipment                           $ 165,890
          Transportation equipment                             72,317
          Office furniture and fixtures                        85,206
          Software                                              7,621
                                                            ----------
          Less: Accumulated depreciation                      331,034
                                                             (197,910)
                                                            ----------
                                                            $ 133,124
                                                            ==========

Depreciation expense for the years ended December 31, 1999 and 2000 amounted to $58,883 and $41,222, respectively.

NOTE 7 - LICENSING FEES

Licensing fees at December 31, 2000 consisted of the following:

          Licensing fee - discussed in Note 4               $1,000,000
          Less: Accumulated amortization                        83,333
                                                            -----------
                                                            $  916,667
                                                            ===========

The Company is amortizing this license fee over 5 years, on a straight-line basis, which the Company believes is its economic life.

Amortization expense for the years ended December 31, 1999 and 2000 amounted to $-0- and $83,333, respectively.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8 - CONVERTIBLE DEBENTURES

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - NOTES PAYABLE

During October 2000, the Company, in order to provide working capital, planned to issue up to $750,000 in promissory notes, with a maturity date of six months. Interest is payable at the rate of 1% per months cumulative. The Company has the option to pay the interest in cash or restricted stock. If the option is exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, each lender shall receive one share of the common stock for each $1.00 loaned up to the Company. As of December 31, 2000, the Company has received an aggregate amount of $713,571 from three investors. Accordingly, the Company has issued 713,571 shares of its common stock to such investors valued at $222,859. The Company is amortizing the $222,859 as interest expense over the six-month period.

Effective on December 28, 2000, the Company has increased its offering from not to exceed $750,000 to not to exceed $1,500,000 and has extended the sale period through, and including March 31, 2001. All other terms and conditions of the promissory notes remain the same.

NOTE 10 -  INCOME TAXES

The Company was not required to provide for a provision for income taxes for the years ended December 31, 1999 and 2000, as a result of net operating losses incurred during those years.

The components of deferred tax assets and liabilities at December 31, 2000 are as follows:

          Deferred Tax Assets:
            Net operating loss carryforwards                $  920,000
            Compensatory element of stock issuances            760,000
                                                            -----------
              Total Gross Deferred Tax Assets                1,680,000

            Less:  Valuation allowance                       1,620,000
                                                            -----------
              Net Deferred Tax Assets                       $   60,000

          Deferred Tax Liability:
            Unrealized gains on available-for-sale
              securities                                        60,000
                                                            -----------

              Net Deferred Tax Liability - Current          $        -
                                                            ===========

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  INCOME TAXES (Continued)

The net change in the valuation allowance for deferred tax assets was an increase of approximately $1,102,000 during the year ended December 31, 2000.

As of December 31, 2000, the Company had available approximately $2,400,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1999 and 2000 expire in the years 2018, and 2019, respectively. Pursuant to
Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership chnge. The Company's foreign subsidiary has a net operating loss carryforward of approximately $660,000. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                  FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                              -----------------------------
                                                  1999            2000
                                              -------------   -------------

          Federal statutory rate                  (34.0)%        (34.0)%
          Non-deductible expenses and
           unutilized foreign losses               54.0           46.0
          Change in valuation allowance           (20.0)         (12.0)
                                              -------------   -------------
            Effective rate                         -0-  %          -0- %
                                              =============   =============

NOTE 11 -  ACCRUED LIABILITIES

Accrued liabilities at December 31, 2000 consist of the following:

                     Professional fees                           $  362,137
                     Consulting fees                                978,383
                     Payroll and other taxes                         68,222
                     Other                                          192,179
                                                                 -----------
                           Total                                 $1,600,921
                                                                 ===========

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of transportation equipment under capital leases expiring in 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset.

The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the years ended December 31, 1999 and 2000.

As of December 31, 2000, property held under capital leases was as follows:

          Transportation equipment                             $50,849
          Less: Accumulated depreciation                        23,379
                                                               --------
                                                               $27,470
                                                               ========

Minimum future lease payments under capital leases are as follows:

                As of December 31,
                -----------------

          2001                                                 $11,710
          2002                                                   7,170
          2003                                                     226
                                                               --------
          Total minimum lease payments                          19,106
          Less: Amount representing interest                     1,165
                                                               --------
          Obligations Under Capital Leases                     $17,941
                                                               ========

Interest rates on capitalized leases vary from 6.868% to 7.502%, based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessors' implicit rate of return.

          Current portion of obligations under
            capital leases                                     $10,772
          Long-term portion of obligations
            under capital leases                                 7,169
                                                               --------

                                                               $17,941
                                                               ========

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes totalled $72,850 in 1999 and $185,418 in 2000.

NOTE 14 -  STOCKHOLDERS' EQUITY

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


NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

In January of 2000, the Company issued 400,000 shares of common stock to the shareholders of Aberdeen in connection with the acquisition of Aberdeen (see
Note 1).

On December 4, 2000, the Company entered into an agreement that provided for $1,560,000 of the outstanding loan from a related party and significant shareholder, exclusive of interest, to be converted to 13,054,393 shares of the common stock of the Company. The agreement prohibits the related party from transferring or conveying the shares for a period of two years from the date of the agreement. The related party had loaned the Company money from time to time for the operations of the Company and to provide the Company with working capital.

During the year ended December 31, 2000, the Company issued 218,000 shares of common stock pursuant to consulting arrangements with various consultants. Shares issued under these arrangements were valued at $287,508, which was charged to operations during 2000.

During January and June of 2000, a consultant exercised options and purchased 120,000 shares of the Company's stock for $60,000.

In connection with a private placement of debt during the 2000, the Company issued 713,571 shares of common stock as additional consideration to the purchasers.

In December of 2000, the Company issued 100,000 shares of common stock to two officers of the Company as a bonus, which was valued at $20,200, and charged to operations during 2000.

Warrants
--------

At December 31, 1999 and 2000, there were warrants outstanding to purchase 770,000 shares of the Company's common stock at $0.65 per share as described in
Note 8. The warrants were valued at $531,000 and was charged to financing costs in 1999 using the Black-Scholes pricing model with the following assumptions:

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


NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

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

In February 2000, the Company entered into a new agreement with the same consultant providing for 90,000 options to be granted on April 1, 90,000 options, July 1 and on October 1, 2000 with an exercise price of $0.50 per share. These options expire on October 31, 2000. These options were valued at $1.75 each on the grant date using the Black-Scholes option pricing model with the following assumptions:

                Risk-free interest rate                     5.5%
                Expected life                               90 days
                Expected volatility                         65.0%
                Dividend yield                              0%

Compensation costs charged to operations was $61,000 and $472,500 in 1999 and 2000, respectively.

In June 2000, the consultant exercised 90,000 options and the Company recorded a receivable for $45,000.

Stock Option Plan
-----------------

In 1996, the Company adopted an incentive stock option plan. Under the plan, which authorizes the granting of incentive stock options or non-incentive stock options, the maximum number of shares of common stock, for which options may be granted, is 500,000 shares. Options may be granted for terms not exceeding ten years from the date of grant, except for options granted to persons holding in excess of 5% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of grant. On October 26, 2000, the Board of Directors adopted the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("Plan"). On that date, the Board, which is the Plan Administration under the Plan, awarded employees and officers incentive stock options to purchase 470,000 shares of common stock. In addition, consultants and advisors were awarded non-qualifed stock options to purchase a total of 615,000 shares. All of the options have an exercise price of $.343 per share, which was the closing price of the stock on October 25, 2000.

                                    ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                        (A Development Stage Company)

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan (Continued)
-----------------

In addition, the Board terminated the 1996 Stock Option Plan.

                                                                                                   Weighted
                                                                Weighted                           Average
                                              Incentive         Average           Non-Qualified    Exercise
                                              Stock Options     Exercise Price    Stock Options      Price
                                              -------------     --------------    -------------    ---------

Outstanding - 12/31/98                                 -        $      -                 -         $      -
                                                ---------       ---------         ---------        ---------
Options granted - 1999:
  Outside the option plan - consultant                 -               -           100,000              .50
Options expired/cancelled:
  Outside the plan                                     -               -                 -                -
Options exercised                                      -               -                 -                -
                                                ---------       ---------         ---------        ---------
Outstanding - 12/31/99                                 -               -           100,000              .50


Options granted - 2000:
  In the plan                                    470,000             .34           615,000         $    .34
Options granted - 2000:
  Outside the option plan                              -               -           270,000               50
Options expired/cancelled:
  Outside the plan                                     -               -          (250,000)              50
Options exercised
  Outside the plan                                     -               -          (120,000)              50
                                                ---------       ---------         ---------        ---------
Outstanding - 12/31/00                           470,000        $    .34           615,000         $    .34
                                                =========       =========         =========        =========

Composition at 12/31/00:
------------------------
 2000 stock option plan ($.34/share)             470,000        $    .34           615,000         $    .34
                                                ---------       ---------         ---------        ---------
Outstanding - 12/31/00                           470,000        $    .34           615,000         $    .34
                                                =========       =========         =========        =========


Total Value at Option Price                              $  161,210                         $  210,945
                                                         ===========                        ===========
Total Exercisable Value at Option Price                  $  161,210                         $  210,945
                                                         ===========                        ===========

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

     Options to purchase common stock                              1,085,000
     Warrants to purchase common stock                               770,000
                                                                   ----------
     Total as of December 31, 2000                                 1,855,000
                                                                   ==========
     Substantial issuances after December 31, 2000
       through March 31, 2001:
           Stock purchase agreement with the Josephs               3,500,000
                                                                   ==========

NOTE 15 - EXTRAORDINARY GAIN ON SALE OF RIGHTS TO TECHNOLOGY

On November 30, 1999, the Company transferred to Eurotech its rights to receive 50% of the net revenues derived by Eurotech from the EKOR technology. In consideration of ceding these rights, Eurotech (i) issued to the Company 2,000,000 restricted shares of its common stock valued at $2,137,500; (ii) granted the Company a right to receive 2% of the gross revenues derived by Eurotech from the sale, service and licensing of the EKOR technology; (iii) returned to the Company for cancellation 6,795,000 shares of the Company's common stock previously issued to one of its founders; (iv) assumed $1,212,188 of the Company's debt, which included $750,000 of debt, plus accrued interest, incurred by the Company, pursuant to certain 9% Convertible Debentures issued by the Company in 1999; and (v) transferred its royalty rights to a certain resealable can technology, which the Company's German subsidiary had purchased from Eurotech earlier in 1999. The Company recognized an extraordinary gain of $3,349,688 related to the sale of its profit interest in the EKOR technology at December 31, 1999.

NOTE 16 -  COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. This agreement was extended under the same terms for one-year periods commencing June 1, 1999. For the years ended December 31, 1998, 1999 and 2000, the Company incurred $146,253, $146,253 and $240,000, respectively. Included in accrued liabilities as of December 31, 2000 is $653,048 related to this agreement.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -  COMMITMENTS AND OTHER MATTERS (Continued)

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

Included in accrued liabilities as of December 31, 1999 is $230,000 related to this agreement.

Acquisition of Nurescell US Common Stock
----------------------------------------

On August 23, 2000, ATI had entered into an Agreement for Purchase of Stock ("Agreement") with Adrian Joseph and his wife, Dianna Joseph (the "Josephs") to purchase 3,500,000 shares of the $.0001 par value common stock of Nurescell US owned by them in consideration for the issuance to the Josephs of 3,500,000 shares of the $.0001 par value common stock of ATI. In addition, the Agreement provides that the Josephs may receive up to an additional 2,000,000 shares of the common stock of ATI in the event that Nurescell AG achieves certain gross revenue numbers over a period of five years. Adrian Joseph was the Chief Executive Office of Nurescell, Inc. until December 4, 2000. The transaction closed on January 11, 2001.

The shares of Nurescell US to be received by ATI constitute approximately 22.9% of the outstanding shares of Nurescell US.

The ATI shares received by the Josephs are restricted shares. In addition, the Agreement prohibits the Josephs from selling or otherwise transferring in excess of 600,000 shares per year. However, the Agreement provides for the execution of a Registration Rights Agreement giving the Josephs the right to have up to 600,000 shares per year registered over a six-year period. The Josephs have the right to demand registration of their shares each year at their expense, or, if ATI is filing a registration statement to register other shares during that time, to require that their shares be registered at the expense of ATI. In lieu of registering the shares of ATI has the right to purchase the shares at 80% of the average bid price at determined times.

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -  COMMITMENTS AND OTHER MATTERS (Continued)

International Operations (Continued)
------------------------

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

Lease Obligations
-----------------

On February 28, 2000, the Company entered into a lease agreement for office space in Berlin, Germany for a period of five years. Under the lease agreement, annual rent will amount to DM10,088, or $6,505, for each year, commencing March 1, 2000, subject to certain escalation adjustments.

Minimum lease payments to be received as of December 31, 2000 for each of the next 5 years are:

                Year Ended December 31,                       Amount
                -----------------------                      ---------

                2001                                         $ 78,060
                2002                                           78,060
                2003                                           78,060
                2004                                           78,060
                2005                                           19,515

Rent expense for all premise operating leases was approximately $40,790 and $88,030 for the years ended December 31, 1999 and 2000, respectively.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SEGMENT REPORTING

The Company's business is organized on a geographic basis, and the Company's Chief Operating Decision Maker assesses performance and allocates resources on this basis. The information provided in the following section is representative of the information used by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest and extraordinary item. Segment results for 1999 and 2000 are as follows:

                                    U.S.A.           Germany       Eliminations   Consolidated
                                  -------------    -----------     ------------   ------------
  1999:
  ----

  Loss before interest
   and extraordinary
   item                           $  (1,848,547)   $(1,109,188)    $        -     $(2,957,735)
                                  ==============   ============    ===========    ============
  Depreciation and
   amortization                   $      42,500    $    16,383     $        -     $    58,883
                                  ==============   ============    ===========    ============

  Identifiable Assets             $   4,248,988    $    91,951     $ (389,988)    $ 3,950,951
                                  ==============   ============    ===========    ============

  2000:
  ----

  Loss before interest
   and extraordinary
   item                           $  (1,102,183)   $(2,070,515)    $        -     $(3,172,698)
                                  ==============   ============    ===========    ============
  Depreciation and
   amortization                   $           -    $   124,555     $        -     $   124,555
                                  ==============   ============    ===========    ============

  Identifiable Assets             $   1,760,484    $ 2,032,959     $ (757,105)    $ 3,036,338
                                  ==============   ============    ===========    ============

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SUBSEQUENT EVENTS

Securities Available-For-Sale
-----------------------------

Eurotech filed a registration statement on August 18, 2000, which includes the entire 1,500,000 shares of Eurotech common stock owned by the Company. The registration statement became effective on February 15, 2000.

The Company has pledged 216,300 of its Eurotech common stock for a loan in the amount of $273,290, excluding costs and commission. In addition, as of April 3,2001, the Company sold 535,660 shares of Eurotech common stock on the open market, resulting in net proceeds of $687,750.