Form 10QSB
period 2001-03-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2001-05-21
CIK 1054825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

                                   FORM 10-QSB

         (Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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

                             Yes [X]     No [ ]

The number of outstanding shares of the issuer's only class of common stock as of March 31, 2001 was 32,643,875.

         Transitional Small Business Disclosure Format: Yes[ ] No[x]


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

                                      INDEX
                                   ----------
PART I - FINANCIAL INFORMATION

                  Item 1.  Financial Statements.                                F-_ through F-__

                  Item 2.  Plan of Operation.                                         2

PART II - OTHER INFORMATION
                  Item 1.  Legal Proceedings.                                         5

                  Item 2.  Changes in Securities.                                     5

                  Item 3.  Defaults Upon Senior Securities.                           6

                  Item 4.  Submission of Matters to a Vote of Security Holders        6

                  Item 5.  Other Information.                                         6

                  Item 6.  Exhibits and Reports on Form 8-K.                          6

SIGNATURES                                                                            7




                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORT

                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 2001

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page Nos.
                                                                       ---------

CONSOLIDATED BALANCE SHEET                                                F-1
  March 31, 2001


CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-2
  For the Three Months Ended March 31, 2000 and 2001
  For the Period from Inception (October 25, 1995) to March 31, 2001


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)             F-3-F-8
  For the Period from Inception (October 25, 1995) to March 31,2001


CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-9-F-10
  For the Three Months Ended March 31, 2000 and 2001
  For the Period from Inception (October 25, 1995) to March 31, 2001


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-11-F-30

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $   274,159
  Prepaid expenses                                                       68,584
  Securities available-for-sale                                       1,524,809
                                                                    ------------
        Total Current Assets                                          1,867,552

Equipment, net of accumulated depreciation                              122,214
License fee, net of accumulated amortization                            866,667
Due from related parties                                                 42,995
Investment in unconsolidated affiliate - Nurescell US                   947,069
Security deposit                                                          4,837
                                                                    ------------
        Total Assets                                                $ 3,851,334
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Notes payable                                                     $ 1,038,091
  Accrued liabilities                                                 1,785,412
  Current portion of obligations under capital leases                    10,524
  Due to related parties                                                952,407
  License fee payable                                                    90,772
                                                                    ------------
      Total Current Liabilities                                       3,877,206
                                                                    ------------
Long-term portion of obligations under capital leases                     4,531
                                                                    ------------
      Total Liabilities                                               3,881,737
                                                                    ------------
Commitments and Other Matters (Notes 1,3,4,8,9,10,11 and 13)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             -
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 32,881,875 shares issued and outstanding                  3,288
  Additional paid-in capital                                          7,493,165
  Accumulated other comprehensive income                                305,501
  Deficit accumulated during the development stage                  (7,714,451)
  Unearned financing costs                                             (72,906)
  Receivable on sale of stock                                          (45,000)
                                                                    ------------
      Total Stockholders' Deficiency                                   (30,403)
                                                                    ------------
      Total Liabilities and Stockholders' Equity                    $ 3,851,334
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           ADVANCED TECHNOLOGY INDUSTRIES, INC.
                               (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE THREE MONTHS           FOR THE PERIOD
                                               ENDED MARCH 31,             FROM INCEPTION
                                       -------------------------------   (OCTOBER 25,1995)
                                            2000             2001        TO MARCH 31, 2001
                                       -------------     -------------   -----------------
Revenues                               $          -      $          -      $          -
                                       -------------     -------------     -------------
Costs and Expenses:
  Research and development                   36,388           166,926         3,184,375
  Stock-based compensation                        -                 -         2,950,619
  Consulting fees                            19,984           131,158         1,582,582
  Other general and administrative
    expenses                                123,156           152,345         1,954,044
  Depreciation expense                        5,233           115,501           349,535
  Interest and amortization of
    debt issuance costs                      12,103           165,479         1,615,516
                                       -------------     -------------     -------------
    Total Costs and Expenses                196,864           731,409        11,636,671
                                       -------------     -------------     -------------
Other:
  Acquisition of Aberdeen                   650,000                 -           650,000
  Gain on sale of marketable
    securities                                    -          (125,270)         (940,895)
 Equity loss of unconsolidated
    affiliate - Nurecell US                       -            80,620            80,620
  Minority interest in loss of
    consolidated subsidiary                       -           (38,292)         (362,257)
                                       -------------     -------------     -------------
Loss before extraordinary item             (846,864)         (648,467)       11,064,139

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes of
  $-0-                                            -                 -         3,349,688
                                       -------------     -------------     -------------
      Net Loss                         $   (846,864)     $   (648,467)     $  7,714,451
                                       =============     =============     =============

Basic and diluted loss per share

  Before extraordinary item            $       (.06)     $       (.02)
  Extraordinary item                              -                 -
                                       -------------     -------------
     Net Loss                          $       (.06)     $       (.02)
                                       =============     =============
Weighted average shares used in
  basic and diluted loss per share       14,962,578        32,281,875
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

                                         ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                            (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                      AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                      (A Development Stage Company)

                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                AND THE THREE MONTHS ENDED MARCH 31, 2001

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
-----------------------------

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
-----------------------------

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

                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                      (A Development Stage Company)

                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                AND THE THREE MONTHS ENDED MARCH 31, 2001

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
-----------------------------

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
-----------------------------

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

                                         ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                             (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                       AND THE THREE MONTHS ENDED MARCH 31, 2001

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
-----------------------------

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

                                            ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                                (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                          AND THE THREE MONTHS ENDED MARCH 31, 2001

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
-----------------------------

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

                                               ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                                   (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                            FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                             AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                                                       Accumulated
                                                                                  Common Stock       Additional              Other
                                                      Date of       --------------------------          Paid-in      Comprehensive
                                                  Transaction            Shares         Amount          Capital      Income (Loss)
                                                  -----------        ----------     ----------       ----------      -------------
Three Months Ended March 31, 2001:
----------------------------------

Balance - December 31, 2000                                        29,281,875       $    2,928       $6,368,525        $   294,762
Value assigned to stock as additional
  consideration for financing activities                01/01         100,000               10           31,240                  -
Amortization of unearned financing costs                                    -                -                -                  -
Issuance of stock for 3,500,000 shares of
  Nurescell, Inc.                                       01/01       3,500,000              350        1,093,400                  -
Foreign currency translation adjustment                                     -                -                -                  -
Unrealized holding gains                                                    -                -                -              5,351
Net loss                                                                    -                -                -              5,388
                                                                   -----------      -----------      -----------       ------------
Balance - March 31, 2001                                           32,881,875       $    3,288       $7,493,165        $   305,501
                                                                   ===========      ===========      ===========       ============

                                                 Deficit
                                               Accumulated                                            Total
                                                During the        Unearned        Receivable       Stockholders'
                                               Development       Financing        on Sale of          Equity         Comprehensive
                                                  Stage            Costs            Stock          (Deficiency)      Income/(Loss)
                                               -----------      -----------       ----------       ------------      -------------
Three Months Ended March 31, 2001:
---------------------------------
Balance - December 31, 2000                   $(7,065,984)       $(168,256)       $ (45,000)       $  (613,025)       $(4,266,266)
Value assigned to stock as additional
  consideration for financing
  activities                                            -          (31,250)               -                  -                  -
Amortization of unearned financing
  costs                                                 -          126,600                -            126,600                  -
Issuance of stock for 3,500,000 shares
  of Nurescell, Inc.                                    -                -                -          1,093,750                  -
Foreign currency translation
  adjustment                                            -                -                -              5,351              5,351
Unrealized holding gains                                -                -                -              5,388              5,388
Net loss                                         (648,467)               -                -           (648,467)          (648,467)
                                              ------------       ----------       -----------      ------------       ------------
Balance - March 31, 2001                      $(7,714,451)       $ (72,906)       $  (45,000)      $    30,403        $ 4,903,994
                                              ============       ==========       ===========      ============       ============

                      The accompanying notes are an integral part of these consolidated financial statements.

                                  ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                      (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE THREE MONTHS        FOR THE PERIOD
                                                               ENDED MARCH 31,          FROM INCEPTION
                                                       -----------------------------  (OCTOBER 25, 1995)
                                                           2000             2001      TO MARCH 31, 2001
                                                       ------------     ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (846,864)     $  (648,467)     $(7,714,451)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Extraordinary gain                                         -                -       (3,349,688)
      Gain on sale of marketable securities                      -         (125,270)        (940,895)
      Loss from subsidiary                                       -           91,993           91,993
      Stock-based compensation                                   -                -        2,950,619
      Acquisition of Aberdeen                              650,000                -          650,000
      Receivable on sale of stock                                -                -          (45,000)
      Interest and amortization of debt issuance
        costs                                                    -          126,600        1,249,394
      Research and development costs                             -                -          437,368
      Depreciation and amortization                          5,233          115,501          349,536
  Cash provided by (used in) the change
    in assets and liabilities:
     Decrease (increase) in prepaid expenses                10,248          (19,648)         (73,421)
     Increase (decrease) in cumulative translation
       adjustment                                          149,974            5,448          149,910
     Increase in accrued liabilities                       570,942           39,814        1,627,982
                                                       ------------     ------------     ------------
    Net Cash (Used in) Provided by Operating
      Activities                                           539,533         (414,029)      (4,616,653)
                                                       ------------     ------------     ------------
CASH USED IN INVESTING ACTIVITIES
 Capital expenditures                                            -                -         (246,521)
 License fee                                                     -                -         (764,551)
 Proceeds from sale of marketable securities                     -          359,274        1,709,274
                                                       ------------     ------------     ------------
    Net Cash Used in Investing Activities                        -          359,274          698,202
                                                       ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of options                               -                -           15,000
 Proceeds from issuance of common stock                     15,000                -          641,975
 Offering costs                                                  -                -          (50,000)
 Proceeds from loans                                             -          324,520        1,038,091
 Proceeds from convertible debentures                            -                -          750,000
 Financing costs                                                 -                -          (75,000)
 Advances from (to) related parties                       (421,440)         (92,487)       1,894,794
 Payments under capital lease obligations                   (1,712)          (2,886)         (22,250)
                                                       ------------     ------------     ------------
    Net Cash Provided by (Used in) Financing
      Activities                                          (408,152)         229,147        4,192,610
                                                       ------------     ------------     ------------
Increase in Cash                                           131,381          174,392          274,159

Cash (Overdraft) - Beginning of Period                     (87,896)          99,767                -
                                                       ------------     ------------     ------------
Cash - End of Period                                   $    43,485      $   274,159      $   274,159
                                                       ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                           $         -      $    42,343      $   144,016
                                                       ============     ============     ============
    Income taxes                                       $         -      $         -      $         -
                                                       ============     ============     ============


SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING ACTIVITIES:

    Equipment purchased under capital
      lease obligations                                $         -      $                $    37,305
                                                       ============     ============     ============
    Convertible debentures and interest
      assumed by Eurotech                              $         -      $                $ 1,212,188
                                                       ============     ============     ============
    Debt converted to equity
                                                       $         -      $                $ 1,560,000
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

In November of 1999, the Company sold its profit interest in the EKOR technology to Eurotech.

In August of 2000, the Company acquired a 49% interest in Nurescell AG, a Germany company, which has licensed a technology owned by Nurescell US (see Note
4).

In January of 2001, the Company acquired a 22.9% of the outstanding common stock of Nurescell US. Nurescell US common stock symbols are listed and traded on the NASD OTC Bulletin Board under the symbol "NUSL" (see Note 4).

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

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2001. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of March 31, 2001, the Company had an accumulated deficit since inception of $7,714,451.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence (Continued)
-------------------

Management's business plan will require additional financing. To support its operations during 2001, the Company borrowed monies from an individual investor in the amount of $100,000 (see Note 8). On April 30, 2001, the Company borrowed $240,000 from an individual and issued a promissory note, which provides that the loan is due in 3 months and provides for interest at the rate of 1% per month. The Company issued 410,000 shares of its common stock to the individual as an incentive to make this loan. In addition, the Company granted this individual piggyback registration rights for the shares for a period of five years from the date of the loan. The Company utilized $220,000 of the funds from this loan to repay a portion of the Note Offering, which came due on April 1, 2001. During the quarter ended March 31, 2001, the Company sold 219,000 shares of its Eurotech stock for $359,274. Eurotech's common shares are listed and traded on the American Stock Exchange under the symbol "EUO". The Company entered into an agreement during February 2001, in which it pledged 216,300 shares of its Eurotech stock for a loan in the amount of $273,290, excluding costs and commissions. The Company plans on either borrowing funds secured by these securities or selling all or a portion of such securities to fund its operations in the near future. The market value of the remaining 1,064,400 unpledged shares of Eurotech securities approximated $1,490,160 at March 31, 2001.

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

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's proportionate share of their undistributed earnings or losses are included in the statement of operations.

At March 31, 2001, investments in companies accounted for under the equity method consist of the following development-stage technology companies:


                                                                    County of
                                                % Owned            Operations
                                                -------            ----------
         Flexitech, Ltd. ("Flexitech")            20.0%              Israel
         Pirocat, Ltd. ("Pirocat")                20.0%              Israel
         Nurescell US                             22.9%           United States
                                                                    of America
         Sibconvers                               50.0%              Russia

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on investments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Accumulated other comprehensive income, at March 31, 2001, consists of the following:


         Foreign currency translation adjustments             $ 149,813
         Unrealized gains on investments, net of                155,688
                                                              ----------
                                                              $ 305,501
                                                              ==========

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

On November 30, 1999, the Company sold its profit interest in the EKOR technology to Eurotech.

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

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development expenses for the three months ended March 31, 2001 was $-0-.

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITIONS (Continued)

Nurescell AG (Continued)
------------

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter provided, however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. ATI has agreed to advance the sum of $1,000,000 to Nurescell AG in consideration for its 49% interest therein. As of March 31, 2001, ATI has advanced payments of $535,000 against the license fee directly to Nurescell US. ATI funded $733,780 of expenses on behalf of Nurescell AG, which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $374,228 representing Nurescell US share of the funding as of March 31, 2001.

The 51% interest of Nurescell US in Nurescell AG was acquired by it as additional consideration for the granting of the license to Nurescell AG.

As part of the transaction, Nurescell AG entered into an investment agreement with Nurescell US in that Nurescell AG, with ATI's assistance, will use its best efforts to raise DM20 Million (approximately $9.1 Million) in capital for Nurescell AG.

In exchange for raising the above capital, the sale of Nurescell AG shares of stock cannot exceed thirty-four percent of the outstanding shares of Nurescell AG. It is agreed that any such dilution shall apply equally to the holding of Nurescell AG by ATI and Nurescell US, respectively.

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


NOTE 4 - ACQUISITIONS (Continued)

Nurescell US Common Stock
-------------------------

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

Sibconvers
----------

The Company entered into an agreement with a Russian group to form a company called Sibconvers under Russian law, in which each have a 50% interest. The Company and the Russian group are to initially fund Sibconvers with 50,000 roubles each payable in cash within one year. During the next twelve months, this company will pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the converion of Russian nuclear defense industries into high tech non-defense and nuclear remediation enterprises and to re-train nuclear and military researchers, technicians and engineers employed in these industries. These industries are primarily located in the closed "Nuclear Cities" situated in Siberia.

NOTE 5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 1,281,000 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The fair value of such equity securities at March 31, 2001 was estimated at $1,524,509. The amortized cost basis was $1,603,125 and the unrealized gain was $5,388 at March 31, 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LICENSING FEES

Licensing fees at December 31, 2000 consisted of the following:


         Licensing fee - discussed in Note 4                $1,000,000
         Less: Accumulated amortization                        133,333
                                                            -----------
                                                            $  866,667
                                                            ===========

The Company is amortizing this license fee over 5 years, on a straight-line basis, which the Company believes is its economic life.

Amortization expense for the quarter ended March 31, 2001 amounted to $50,000.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2001 consist of the following:


         Professional fees                                  $   473,785
         Consulting fees                                        946,466
         Payroll and other taxes                                135,193
         Other                                                  229,968
                                                            -----------
                                                            $ 1,785,412
                                                            ===========

NOTE 8 - NOTES PAYABLE

During October 2000, the Company, in order to provide working capital, planned to issue up to $750,000 in promissory notes, with a maturity date of six months. Interest is payable at the rate of 1% per months cumulative. The Company has the option to pay the interest in cash or restricted stock. If the option is exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, each lender shall receive one share of the common stock for each $1.00 loaned up to the Company. As of December 31, 2000, the Company has received an aggregate amount of $713,571 from three investors. Accordingly, the Company has issued 713,571 shares of its common stock to such investors valued at $222,859. The Company is amortizing the $222,859 as interest expense over the six-month period ending April 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - NOTES PAYABLE (Continued)

Effective on December 28, 2000, the Company has increased its offering from not to exceed $750,000 to not to exceed $1,500,000 and has extended the sale period through, and including March 31, 2001. All other terms and conditions of the promissory notes remain the same.

During January 2001, the Company received $100,000 from an investor under this offering and the Company issued 100,000 shares of its common stock to this investor valued at $31,250.

The Company entered into an agreement during February 2001 in which it pledged 216,300 shares of its Eurotech stock for a loan in the amount of $273,290, excluding costs and commissions.

NOTE 9 - INCOME TAXES

The Company has not provided for income taxes for the three months ended March 31, 2001, as a result of net operating losses incurred since inception.

The components of deferred tax assets and liabilities at March 31, 2001 are as follows:

         Deferred Tax Assets:
           Net operating loss carryforwards                     $1,179,000
           Compensatory element of stock issuances                 760,000
                                                                -----------
             Total Gross Deferred Tax Assets                     1,939,000

           Less:  Valuation allowance                            1,939,000
                                                                -----------
             Net Deferred Tax Assets                            $        -
                                                                ===========

The net change in the valuation allowance for deferred tax assets was an increase of approximately $319,000 during the three months ended March 31, 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (Continued)

As of March 31, 2001, the Company had available approximately $3,000,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior years expire during the years 2010 through 2013, and the December 31, 1998, 1999 and 2000 NOL carryforwards expire in the years 2018, 2019 and 2020, respectively.

Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change. The Company's foreign subsidiary has a net operating loss carryforward of approximately $660,000. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:


                                                    For the Three Months
                                                       Ended March 31,
                                                   ----------------------
                                                     2000          2001
                                                   -------        -------
         Federal statutory rate                    (34.0)%        (34.0)%
         Non-deductible expenses and
          unutilized foreign losses                 32.0           32.0
         Change in valuation allowance               2.0            2.0
                                                   -------        -------

           Effective rate                             -0-%           -0-%
                                                   =======        =======

NOTE 10 - STOCKHOLDERS' EQUITY

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


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

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


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

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

During January 2001, the Company issued in connection with a private placement of debt 100,000 shares of common stock as additional consideration to the purchaser.

During January 2001, the Company issued 3,500,000 shares of common stock to purchase 3,500,000 shares of the $.0001 par value common stock of Nurescell US from Adrian and Dianna Joseph.

Warrants
--------

At March 31, 2001, there were warrants outstanding to purchase 770,000 shares of the Company's common stock at $0.65 per share. The warrants were valued at $531,000 using the Black-Scholes pricing model with the following assumptions:

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Options - Outside the Stock Option Plan
---------------------------------------

In February 2000, the Company entered into a new agreement with the same consultant providing for 90,000 options to be granted on April 2, 90,000 options, July 1 and on October 1, 2000 with an exercise price of $0.50 per share. These options expire on October 31, 2000. These options were valued at $1.75 each on the grant date using the Black Scholes option pricing model with the following assumptions:

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan (Continued)
-----------------

During the year ended December 31, 2000, the Board terminated the 1996 Stock Option Plan.

                                                                                                   Weighted
                                                                   Weighted                         Average
                                                 Incentive          Average    Non-Qualified       Exercise
                                             Stock Options   Exercise Price    Stock Options          Price
                                             -------------   --------------    -------------      ---------
Outstanding - 12/31/00                             470,000       $      .34          615,000     $      .34
                                                -----------      -----------      -----------    -----------
Options granted - 01/01-03/31/2001:
  In the plan                                            -                -                -              -
Options granted - 01/01-03/31/2001:
  Outside the option plan                                -                -                -              -
Options expired/cancelled:
  Outside the plan                                       -                -                -              -
Options exercised
  Outside the plan                                       -                -                -              -
                                                ----------       ----------       ----------     ----------
Outstanding - 03/31/01                             470,000       $      .34          615,000     $      .34
                                                ==========       ==========       ==========     ==========
Composition at 03/31/01:
-----------------------
 2000 stock option plan ($.34/share)               470,000       $      .34          615,000     $      .34
                                                ----------       ----------       ----------     ----------
Outstanding - 03/31/01                             470,000       $      .34          615,000     $      .34
                                                ==========       ==========       ==========     ==========



Total Value at Option Price                             $  161,210                      $  210,945
                                                        ===========                     ===========
Total Exercisable Value at Option Price                 $  161,210                      $  210,945
                                                        ===========                     ===========

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

     Options to purchase common stock                               1,085,000
     Warrants to purchase common stock                                770,000
                                                                    ----------
     Total as of March 31, 2001                                     1,855,000
                                                                    ==========
     Substantial issuances after March 31, 2001
       through May 17, 2001:
          Options granted to purchase common stock                    150,000
                                                                    ==========
          Stock purchase of 1,090,000 shares of Nurescell US        1,090,000
                                                                    ==========
          Issuance of shares in connection with promissory
            notes                                                     410,000
                                                                    ==========

NOTE 11 - EXTRAORDINARY GAIN ON SALE OF RIGHTS TO TECHNOLOGY

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

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes approximated $14,600 during the three months ended March 31, 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. This agreement was extended under the same terms for one-year period commencing June 1, 1999. Included in accrued liabilities as of March 31, 2001 is $653,048 related to the above agreements.

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


NOTE 14 - SEGMENT REPORTING

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

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest, other costs and extraordinary items. Segment results for are as follows:

                                              U.S.A.           Germany         Elimination     Consolidated
                                          -------------     -------------     -------------    -------------
Three Months Ended March 31, 2000:
---------------------------------

Loss before interest, other costs and
  extraordinary items                     $   (131,800)     $    (52,961)     $          -     $   (184,761)
                                          =============     =============     =============    =============
Depreciation and amortization             $          -      $      5,233      $          -     $      5,233
                                          =============     =============     =============    =============
Identifiable Assets                       $ 10,504,684      $     70,271      $          -     $ 10,574,955
                                          =============     =============     =============    =============

Three Months Ended March 31, 2001:
----------------------------------

Loss before interest, other costs and
  extraordinary items                     $     70,652      $   (553,640)     $          -     $   (482,988)
                                          =============     =============     =============    =============
Depreciation and amortization             $          -      $    115,501      $          -     $    115,501
                                          =============     =============     =============    =============
Identifiable Assets                       $  1,682,403      $  2,168,931      $          -     $  3,851,334
                                          =============     =============     =============    =============

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SUBSEQUENT EVENTS

New Consulting Agreement
------------------------

The Company entered into a one-year consulting agreement on April 6, 2001 with a public relations company for various consulting and financial professional relations services in connection with the Company's interactions with broker-dealers, financial professional and analysts. The Company agrees to issue to the consultant options to purchase 150,000 shares of the Company's common stock. Of the options granted, there are 5 blocks of 30,000 warrants at exercise prices of $.50, $.75, $1.00, $1.25 and $1.50. The consultant has the right to convert the options into the Company's common stock on a cashless basis.

Acquisition of Additional Nurescell US Common Stock
----------------------------------------------------

On April 16, 2001, the Company entered into an agreement to purchase 1,090,000 shares of Nurescell US common stock from one of its shareholders in exchange of 1,090,000 shares of the Company's common stock.

New Note Payable
----------------

On April 30, 2001, the Company, in order to provide working capital, issued a promissory note for $240,000 with a maturity date of three months. Interest is payable at the rate of 1% per month. The Company has the option to pay the interest in cash or restricted stock. If the option exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, the lender received 410,000 shares of the Company's common stock as an incentive to make this loan.

Item 2. Plan of Operation

Plan of Operation
-----------------

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed on April 17, 2001.

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

         During the next twelve months the Company intends to concentrate on (i) commercialization of certain products of Cetoni GmbH, its wholly owned subsidiary, (ii) commercialization of the Nurescell technology, (iii) completion of evaluation of technologies being presently considered and the acquisition thereof if appropriate, (iv) identification, evaluation, and possible acquisition of additional technologies, and (v) pursuit of the business plans of the International Center of Advanced Technologies, Sibconvers, and the International Laboratory for Nuclear Waste Management.

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

International Center of Advanced Technologies
---------------------------------------------

         We have entered into an agreement with a Russian company known as The Research Institute of Physics and Engineering ("NIFTI") to explore the development of an Incubator/Technology Park in the city of Zhelesnogorsk located in Russia. The proposal is to take a portion of a large underground nuclear complex located in Zhelesnogorsk and to develop a portion of it into a facility for the conversion of existing companies engaged in defense nuclear technologies into non-nuclear technologies and nuclear waste remediation technologies. During the next twelve months we will be working with our strategic partner to define the portion of the facility that could be used for this project, preparing capital and operating budgets, locating funding from governmental sources that may be available for this type of project, and to locate additional strategic partners to provide financing, research and development, and marketing services to the companies that may occupy the park.

Sibconvers
----------

         We have entered into an agreement with a Russian group to form a company called Sibconvers under Russian law in which we will each have a 50% interest. During the next twelve months this company will pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the conversion of Russian nuclear defense industries into high tech non-defense and nuclear remediation enterprises and to retrain nuclear and military researchers, technicians and engineers employed in these industries. These industries are primarily located in the closed "Nuclear Cities" situated in Siberia.

International Nuclear Waste Management Group
--------------------------------------------

         We have entered into an agreement with the Federal Republic of Germany-Nuclear Research facility-Forschungszentrum Juelich Institute fur Sicherheitsforschung and Reaktortechnik (Juelich) and the Institute of Physics and Engineering of Krasnorask State University (NIFTI) for the formation of a laboratory to be known as the International Laboratory for Nuclear Waste Management. During the next twelve months this venture will pursue contracts and programs concerning the research, development, testing, and certification for nuclear waste remediation applications in the "closed nuclear cities" of the Russian Federation.

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

         We have not generated any revenue from operations since our inception and we have not been profitable since our inception. Although we believe that we will recognize additional revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues therefrom or that Nurescell AG will be able to do so. Neither our products and technologies nor those of Nurescell AG have ever been utilized on a large-scale commercial basis.

         We expect that we will continue to generate losses until at least such time as we can commercialize our technologies or those of Nurescell AG, if ever. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

         As of March 31, 2001 we had working capital of $(2,009,654), shareholders' deficit of 30,403 and an accumulated deficit of $(7,714,451). We anticipate that we will continue to incur significant operating losses for the next twelve months. We may incur additional losses thereafter, depending upon our ability or the ability of Nurescell AG to generate revenues from the license or sale of technologies or products.

         We will require additional financing to continue to fund research and development efforts, operating costs and to complete additional technology acquisitions. We anticipate that we will be able to raise the needed funds for continuing operations.

          We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, we have not entered into any definitive agreements or arrangements to obtain any such sources of capital and no assurance can be given that we can successfully obtain additional capital.

         On February 15, 2001 we owned 1,500,000 shares unregistered shares of the common stock of Eurotech, Ltd. which is listed on the American Stock Exchange. On that date a registration statement filed by Eurotech, Ltd. became effective which included registration of our shares. We plan to either sell the Eurotech shares owned by us or use them for collateral for a loan to provide funds for operations. We have pledged 216,300 of said shares for a loan in the amount of $273,289.87 excluding costs and commissions. In addition, as of March 31, 2001 we have sold 218,900 shares of the stock on the open market resulting in net proceeds after commissions of $359,274. As of said date we had 1,281,100 remaining including the 216,300 shares pledged for the loan. The closing price of the stock on May 11, 2001 was $.85.

         In order to raise working capital for operation until the Eurotech stock could be sold or used for collateral, on October 31, 2000 we commenced an offering of $750,000 of six-month promissory notes (the "Note Offering") of which we sold $510,000. This event was reported in Current Report on Form 8K filed on November 15, 2000. We subsequently increased the offering to $1,500,000, and extended the offering period to and including March 31, 2001, which event was reported on the Current Report on Form 8K filed on January 22, 2001. An additional $250,000 in notes was sold for the period ending March 31, 2001. The Note Offering has been further extended until it is fully subscribed or terminated by us.

         We raised further additional working capital by entering into a loan transaction in the amount of DM 120,000 (US $53,571) with Hans Skrobanek, who is one of our directors and President of our company. Said loan is evidenced by a six month promissory note dated December 5, 2000. As additional consideration for making said loan Mr. Skrobanek received 53,571 shares of our common stock.

         On April 30, 2001 we borrowed $240,000 from an individual and issued our promissory note which provides that the loan is due in 3 months and provides for interest at the rate of 1% per month. We issued 410,000 shares of our $.0001 par value common stock to the lender as an incentive to make this loan. In addition, we granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. We utilized $220,000 of the funds from this loan to repay a portion of the Note Offering which came due on April 1, 2001.

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

Subsequent Events
-----------------

         On April 16, 2001 we executed an agreement with a shareholder of Nurescell, Inc. to exchange 1,090,000 shares of our $.0001 par value common stock for 1,090,000 shares of stock of Nurescell, Inc. The agreement also granted piggy back registration rights to the shareholder. This transaction was reported on Current Form 8-K which was filed on April 30, 2001.

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

Item 2.  Changes in Securities.

         We sold the following unregistered securities during the period covered by this report:

         1. On January 4, 2001, we issued 2,500,000 shares of our $.0001 par value common stock issued to Adrian Joseph TTEE FBO The Adrian Joseph Separate Property Living Trust Dated 6/30/98 and 1,000,000 shares to Dianna Joseph TTEE FBO The Dianna Joseph Separate Property Living Trust Dated 6/30/98. This transaction was initially reported in a Current Report on Form 8K filed on September 7, 2000, and the Closing of the transactions was reported in a Current Report on Form 8K filed on January 22, 2001. (1)

         2. On January 16, 2001, 13,054,393 shares of ATI Stock were issued to ERBC Holdings Limited, pursuant to a Conversion Agreement dated December 4, 2000, pursuant to which ERBC Holdings agreed to convert $1,560,000 in debt owed to it by ATI into ATI Stock. This transaction was reported on a Current Report on Form 8K filed on December 14, 2000. (1)(3)

         3. On February 8, 2001, 150,000 shares of ATI Stock were issued in conjunction with the execution of a Loan Agreement dated December 28, 2000, pursuant to a Six Month Promissory Note Offering first reported in a Current Report on Form 8K filed on November 15, 2000 as amended pursuant to a Current Report on Form 8K filed on January 22, 2001. (2)(3)

         4. On February 8, 2001, 53,571 shares of ATI Stock were issued to Hans Skrobanek, President of ATI, in conjunction with a Loan Agreement dated December 5, 2000. These shares were issued pursuant to the provisions of Regulation S and
Section 4(2) of the Act. (3)

         5. On February 9, 2001, 100,000 shares of ATI Stock, were issued in conjunction with a Loan Agreement dated January 2, 2001, pursuant to a Six Month Promissory Note Offering first reported in a Current Report on Form 8K filed on November 15, 2000 as amended pursuant to a Current Report on Form 8K filed on January 22, 2001. (2)

         (1) These transactions were exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 (the "Act") as not involving any public offering. The shares issued thereunder are restricted and cannot be transferred except in accordance with the rules and regulations of the Securities and Exchange Commission including, but not limited to Rule 144 of the Act.
         (2) These transactions were exempt from registration pursuant to the provisions of Section 4(2) of the Act and Rule 506 thereunder.
         (3) This transaction was reflected in our financial statements for the fiscal year ended December 31, 2000.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         On May 18, 2001 we received approval of the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("Plan") from shareholders owning or having the right to vote 20,334,333 shares which constitutes a majority of the outstanding shares. Delaware General Corporation Law ("Law") sections 228(a) and
(c) provide that any action that may be taken at a special meeting of the shareholders, such as approval of the Plan, may be taken by written consent of shareholders holding a majority of the shares of the company. Section 228(e) of the Law provides that notice of such action be sent to shareholders who have not consented to such action. Pursuant to the Law May 18, 2001 has been set as the record date for such notice.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10.19. Articles of Association for International Centre for Advanced Technologies

                  10.20. Agreement between ATI and Technopolis for the formation of Sibconvers.

                  10.21. Agreement between ATI, Juelich and NIFTI for the formation of the International Laboratory for Nuclear Waste Management.

                  99.1     Press Release dated May 11, 2001.

                  99.2     Press Release dated May 17, 2001.

                  99.3     Press Release dated May 18, 2001.

         (b)      Reports on Form 8-K.

                  (i) A Current Report on Form 8K was filed by the Company on January 22, 2001 reporting the closing of the transaction entered into between the Company and Adrian and Dianna Joseph concerning the exchange of 3,500,000 shares of Nurescell, Inc. common stock for 3,500,000 shares of common stock of the Company.

                  (ii) A Current Report on Form 8K was filed by the Company on January 22, 2001 reporting the increase of the Note Offering to $1,500,000 and the extension of the offering to March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADVANCED TECHNOLOGY INDUSTRIES, INC.,
                                        Registrant


Dated: May __, 2001                     /s/ Hans Joachim Skrobanek
                                        --------------------------------
                                        Hans Joachim Skrobanek,
                                        President



Dated: May __ 2001                      /s/ James Samuelson
                                        --------------------------------
                                        James Samuelson,
                                        Chief Financial Officer