Form 10QSB/A
period 2001-03-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2001-06-05
CIK 1054825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20548

                                  FORM 10-QSB/A

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

                  Item 1.  Financial Statements.                                F-1 through F-29

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

                                FINANCIAL REPORT

                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 2001

                       ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Page Nos.
                                                                       ---------

CONSOLIDATED BALANCE SHEET                                                F-2
  March 31, 2001


CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-3
  For the Three Months Ended March 31, 2000 and 2001
  For the Period from Inception (October 25, 1995) to March 31, 2001


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)             F-4-F-9
  For the Period from Inception (October 25, 1995) to March 31,2001


CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-10
  For the Three Months Ended March 31, 2000 and 2001
  For the Period from Inception (October 25, 1995) to March 31, 2001


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-11-F-29

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $   274,159
  Prepaid expenses                                                       68,584
  Securities available-for-sale                                       1,524,809
                                                                    ------------
        Total Current Assets                                          1,867,552

Equipment, net of accumulated depreciation of $208,723                  122,214
License fee, net of accumulated amortization                            866,667
Due from related parties                                                 42,995
Investment in unconsolidated affiliate - Nurescell US                   947,069
Security deposit                                                          4,837
                                                                    ------------
        Total Assets                                                $ 3,851,334
                                                                    ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
  Notes payable                                                     $ 1,038,091
  Accrued liabilities                                                 1,785,412
  Current portion of obligations under capital leases                    10,524
  Due to related parties                                                952,407
  License fee payable                                                    90,772
                                                                    ------------
      Total Current Liabilities                                       3,877,206
                                                                    ------------
Long-term portion of obligations under capital leases                     4,531
                                                                    ------------
      Total Liabilities                                               3,881,737
                                                                    ------------
Commitments and Other Matters (Notes 1,3,4,8,9,10,11 and 13)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             -
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 32,881,875 shares issued and outstanding                  3,288
  Additional paid-in capital                                          7,493,165
  Accumulated other comprehensive income                                305,501
  Deficit accumulated during the development stage                   (7,714,451)
  Unearned financing costs                                              (72,906)
  Receivable on sale of stock                                           (45,000)
                                                                    ------------
      Total Stockholders' Deficiency                                    (30,403)
                                                                    ------------
      Total Liabilities and Stockholders' Equity                    $ 3,851,334
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          FOR THE THREE MONTHS      FOR THE PERIOD
                                             ENDED MARCH 31,        FROM INCEPTION
                                     ----------------------------- (OCTOBER 25,1995)
                                          2000           2001      TO MARCH 31, 2001
                                     -------------   -------------   -------------
Revenues                             $          -    $          -    $          -
                                     -------------   -------------   -------------
Costs and Expenses:
  Research and development                 36,388         166,926       3,184,375
  Stock-based compensation                      -               -       2,950,619
  Consulting fees                          19,984         131,158       1,582,582
  Other general and administrative
    expenses                              123,156         152,345       1,954,044
  Depreciation and amortization
    expense                                 5,233          60,813         294,847
  Interest and amortization of
    debt issuance costs                    12,103         165,479       1,615,516
                                     -------------   -------------   -------------
    Total Costs and Expenses              196,864         676,721      11,581,983
                                     -------------   -------------   -------------
Other:
  Acquisition of Aberdeen                 650,000               -         650,000
  Gain on sale of marketable
    securities                                  -        (125,270)       (940,895)
  Equity loss of unconsolidated
    affiliate - Nurescell US                    -         135,308         135,308
  Minority interest in loss of
    consolidated subsidiary                     -         (38,292)       (362,257)
                                     -------------   -------------   -------------
Loss before extraordinary item           (846,864)       (648,467)    (11,064,139)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                       -               -       3,349,688
                                     -------------   -------------   -------------
     Net Loss                        $   (846,864)   $   (648,467)   $ (7,714,451)
                                     =============   =============   =============

Basic and diluted loss per share:
  Before extraordinary item          $       (.06)   $       (.02)
  Extraordinary item                            -               -
                                     -------------   -------------
     Net Loss                        $       (.06)   $       (.02)
                                     =============   =============
Weighted average shares used in
  basic and diluted loss per share     14,962,578      32,281,875
                                     =============   =============



The accompanying notes are an integral part of these consolidated financial statements.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

   FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                                Common Stock          Additional
                                                                Date of             ------------------------             Paid-in
                                                            Transaction                 Shares        Amount             Capital
                                                            -----------             ----------    ----------          ----------
Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                            10/25/95        12,300,000             $1,230                 $ -
Issuance of stock for legal fees
  ($0.04 per share)                                            10/25/95           500,000                 50              19,950
Issuance of stock under consulting agreement
  ($0.04 per share)                                            10/25/95         1,375,000                138              54,862
Issuance of stock under consulting agreements
  ($1.00 per share)                                            12/02/96           230,000                 23             229,977
Net loss - 1996                                                                         -                  -                   -
Issuance of stock under consulting agreements
  ($1.00 per share)                                            01/10/97           750,000                 75             749,925
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                                04/97-09/97           306,500                 30             612,970
Offering costs                                                    04/97                 -                  -            (50,000)
Comprehensive income:
  Net loss - 1997                                                                       -                  -                   -
                                                                               ----------           --------          ----------
Balance - December 31, 1997                                                    15,461,500             $1,546          $1,617,684
                                                                               ==========           ========          ==========


                                                                                  Deficit
                                                            Accumulated       Accumulated              Total
                                                                  Other        During the      Stockholders'
                                                          Comprehensive       Development             Equity       Comprehensive
                                                          Income (Loss)             Stage       (Deficiency)       Income (Loss)
                                                          -------------       -----------       ------------       -------------
Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                                 $ -               $ -            $ 1,230
Issuance of stock for legal fees
  ($0.04 per share)                                                   -                 -             20,000
Issuance of stock under consulting agreement
  ($0.04 per share)                                                   -                 -             55,000
Issuance of stock under consulting agreements
  ($1.00 per share)                                                   -                 -            230,000
Net loss - 1996                                                       -         (372,500)          (372,500)
Issuance of stock under consulting agreements
  ($1.00 per share)                                                   -                 -            750,000
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                                          -                 -            613,000
Offering costs                                                        -                 -           (50,000)
Comprehensive income:
  Net loss - 1997                                                     -       (1,267,567)        (1,267,567)        $(1,267,567)
                                                             ----------       -----------        -----------         -----------
Balance - December 31, 1997                                         $ -      $(1,640,067)         $ (20,837)        $(1,267,567)
                                                             ==========       ===========        ===========         ===========
The accompanying notes are an integral part of these consolidated financial statements.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

   FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 2001



                                                                                    Common Stock                  Additional
                                                         Date of           -----------------------------             Paid-in
                                                     Transaction               Shares           Amount               Capital
                                                     -----------           ----------         ----------           ----------
Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997, as
 previously reported                                                       15,461,500            $1,546           $1,617,684
Effect of Cetoni pooling-of-
 interests                                                                  5,000,000               500               27,245
                                                                           ----------          --------           ----------
Balance - December 31, 1997,
 restated                                                                  20,461,500             2,046            1,644,929
Comprehensive income:
  Net loss, restated for Cetoni
    pooling-of-interests                                                            -                 -                    -
  Other comprehensive income,
  net of tax:
    Translation adjustments                                                         -                 -                    -
    Unrealized gains                                                                -                 -                    -
                                                                           ----------          --------           ----------
Balance - December 31, 1998,
 Restated                                                                  20,461,500            $2,046           $1,644,929
                                                                           ==========          ========           ==========

                                                                                 Deficit
                                                          Accumulated        Accumulated                Total
                                                                Other         During the        Stockholders'
                                                        Comprehensive        Development               Equity        Comprehensive
                                                        Income (Loss)              Stage         (Deficiency)        Income/(Loss)
                                                        -------------        -----------         ------------        -------------
Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997, as
 previously reported                                              $ -       $(1,640,067)           $ (20,837)
Effect of Cetoni pooling-of-
 interests                                                     36,122          (512,769)            (448,902)
                                                           ----------        -----------          -----------
Balance - December 31, 1997,
 restated                                                      36,122        (2,152,836)            (469,739)
Comprehensive income:
   Net loss, restated for Cetoni
     pooling-of-interests                                           -          (795,568)            (795,568)           $(795,568)
   Other comprehensive income,
   net of tax:
     Translation adjustments                                 (54,137)                  -             (54,137)             (54,137)
     Unrealized gains                                               -                  -                    -                    -
                                                           ----------       ------------          -----------           ----------
Balance - December 31, 1998,
  Restated                                                  $(18,015)       $(2,948,404)         $(1,319,444)           $(849,705)
                                                           ==========        ===========          ===========           ==========



The accompanying notes are an integral part of these consolidated financial statements.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

   FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                                Common Stock          Additional
                                                                 Date of            ------------------------             Paid-in
                                                             Transaction                Shares        Amount             Capital
                                                             -----------            ----------    ----------          ----------
Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998,
  Restated                                                                     20,461,500             $2,046          $1,644,929

Cancellation of shares issued to
  founders                                                         11/99      (6,795,000)              (679)                 679
Stock issued pursuant to
  employment and consulting
  agreements                                                       01/99        1,009,411                101           1,009,310
Value assigned to stock options
  issued in connection with
  consulting agreement                                             01/99                -                  -              61,000
Value assigned to 770,000 warrants
  issued in connection with
  convertible debt                                                 03/99                -                  -             531,000
Comprehensive income:
   Net loss                                                                             -                  -                   -
   Other comprehensive income, net of tax:
     Translation adjustments                                                            -                  -                   -
     Unrealized gains                                                                   -                  -                   -
                                                                               ----------           --------          ----------
Balance - December 31, 1999                                                    14,675,911             $1,468          $3,246,918
                                                                               ==========           ========          ==========

                                                                               Deficit
                                                       Accumulated         Accumulated                Total
                                                             Other          During the        Stockholders'
                                                     Comprehensive         Development               Equity        Comprehensive
                                                     Income (Loss)               Stage         (Deficiency)        Income/(Loss)
                                                     -------------         -----------         ------------        -------------
Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998,
  Restated                                               $(18,015)        $(2,948,404)         $(1,319,444)

Cancellation of shares issued
  to founders                                                    -                   -                    -
Stock issued pursuant to
  employment and consulting
  agreements                                                     -                   -            1,009,411
Value assigned to stock options
  issued in connection with
  consulting agreement                                           -                   -               61,000
Value assigned to 770,000
  warrants issued in connection
  with convertible debt                                          -                   -              531,000
Comprehensive income, net of tax:
  Net loss                                                       -           (748,936)            (748,936)          $ (748,936)
  Other comprehensive income, net of
   tax:
     Translation adjustments                                92,899                   -               92,899               92,899
     Unrealized gains                                    1,117,500                   -            1,117,500            1,117,500
                                                        ----------        ------------          -----------           ----------
Balance - December 31, 1999                             $1,192,384        $(3,697,340)            $ 743,430             $461,463
                                                        ==========         ===========          ===========           ==========
The accompanying notes are an integral part of these consolidated financial statements.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

   FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 2001


                                                                                                                     Accumulated
                                                                                   Common Stock     Additional             Other
                                                         Date of     --------------------------        Paid-in     Comprehensive
                                                     Transaction          Shares         Amount        Capital     Income (Loss)
                                                     -----------      ----------     ----------     ----------     -------------
Year Ended December 31, 2000:
----------------------------

Balance - December 31, 1999                                           14,675,911        $ 1,468     $3,246,918       $ 1,192,384
                                                                                              3
Stock options exercised                                    01/00          30,000             40         14,997                 -
Shares issued for acquisition of Aberdeen                  01/00         400,000              3        499,960
Compensatory issuance of stock                             04/00          30,000                        44,997                 -
Value assigned to stock options issued in                                                     -                                -
  connection with consulting agreements                    04/00               -              9        472,500
Stock options exercised                                    06/00          90,000              6         44,991
Compensatory issuance of stock                             06/00          60,000             13         89,994                 -
Compensatory issuance of stock                             12/00         128,000                       152,495                 -
Value assigned to stock as additional                                                        71
  consideration for financing activities                   11/00         713,571                       222,788                 -
Issuance of stock to retire debt from                                                     1,305
  related party                                            12/00      13,054,393             10      1,558,695                 -
Issuance of stock to officers for bonus                    12/00         100,000              -         20,190                 -
Amortization of unearned financing costs                                       -                             -                 -
Comprehensive income:
  Net loss                                                                     -              -              -                 -
  Other comprehensive income (loss), net of
   tax:
     Foreign currency translation
       adjustments                                                             -              -              -            69,578
     Unrealized holding losses arising
       during the year, net of taxes of
       $453,000                                                                -              -              -         (687,825)
     Less: Reclassification adjustments for
             gains included in net loss,
             net of taxes of $151,000                                          -              -              -         (279,375)
                                                                      ----------     ----------     ----------       -----------
Balance - December 31, 2000                                           29,281,875     $    2,928     $6,368,525         $ 294,762
                                                                      ==========     ==========     ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

   FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 2001



                                                      Deficit
                                                   Accumulated                                           Total
                                                    During the       Unearned      Receivable    Stockholders'
                                                   Development      Financing      on Sale of           Equity     Comprehensive
                                                         Stage          Costs           Stock     (Deficiency)     Income/(Loss)
                                                   -----------    -----------      ----------     ------------     -------------
Year Ended December 31, 2000:
----------------------------

Balance - December 31, 1999                       $(3,697,340)            $ -             $ -        $ 743,430

Stock options exercised                                      -              -               -           15,000
Shares issued for acquisition of
  Aberdeen                                                   -              -               -          500,000
Compensatory issuance of stock                               -              -               -           45,000
Value assigned to stock options issued
  in connection with consulting
  agreements                                                 -              -               -          472,500
Stock options exercised                                      -              -        (45,000)                -
Compensatory issuance of stock                               -              -               -           90,000
Compensatory issuance of stock                               -              -               -          152,508
Value assigned to stock as additional
 consideration for financing
 activities                                                  -      (222,859)               -                -
Issuance of stock to retire debt from
  related party                                              -              -               -        1,560,000
Issuance of stock to officers for
  bonus                                                      -              -               -           20,200
Amortization of unearned financing
  costs                                                      -         54,603               -           54,603
Comprehensive income:
  Net loss                                         (3,368,644)              -               -      (3,368,644)      $(3,368,644)
  Other comprehensive income (loss),
    net of tax:
     Foreign currency translation
       adjustments                                           -              -               -           69,578            69,578
     Unrealized holding losses arising
       during the year, net of taxes
       of $453,000                                           -              -               -        (687,825)         (687,825)
     Less: Reclassification
       adjustments for gains included
       in net loss, net of taxes of
       $151,000                                              -              -               -        (279,375)         (279,375)
                                                   -----------      ---------       ---------      -----------       -----------
Balance - December 31, 2000                       $(7,065,984)     $(168,256)      $ (45,000)       $(613,025)      $(4,266,266)
                                                   ===========      =========       =========      ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

   FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                                                     Accumulated
                                                                                   Common Stock     Additional             Other
                                                         Date of     --------------------------        Paid-in     Comprehensive
                                                     Transaction          Shares         Amount        Capital     Income (Loss)
                                                     -----------      ----------     ----------     ----------     -------------
Three Months Ended March 31, 2001:
---------------------------------

Balance - December 31, 2000                                           29,281,875        $ 2,928     $6,368,525         $ 294,762
Value assigned to stock as additional
  consideration for financing activities                   01/01         100,000             10         31,240                 -
Amortization of unearned financing costs                                       -              -              -                 -
Issuance of stock for 3,500,000 shares of
  Nurescell, Inc.                                          01/01       3,500,000            350      1,093,400                 -
Comprehensive income:
 Net loss
 Other comprehensive income (loss),                                            -              -              -                 -
   net of tax:
    Foreign currency translation
     adjustment                                                                -              -              -             5,351
    Unrealized holding gains arising
     during the year, net of taxes of $-0-                                     -              -              -            27,223
    Less: Reclassification adjustments for
     gains included in net loss, net of
     taxes of $-0-                                                             -              -              -          (21,835)
                                                                      ----------     ----------     ----------       -----------
Balance - March 31, 2001                                              32,881,875        $ 3,288     $7,493,165         $ 305,501
                                                                      ==========     ==========     ==========       ===========

                                                      Deficit
                                                   Accumulated                                           Total
                                                    During the       Unearned      Receivable    Stockholders'
                                                   Development      Financing      on Sale of           Equity     Comprehensive
                                                         Stage          Costs           Stock     (Deficiency)     Income/(Loss)
                                                   -----------    -----------      ----------     ------------     -------------
Three Months Ended March 31, 2001:
---------------------------------

Balance - December 31, 2000                       $(7,065,984)     $(168,256)      $ (45,000)       $(613,025)
Value assigned to stock as additional
  consideration for financing
  activities                                                 -       (31,250)               -                -
Amortization of unearned financing
  costs                                                      -        126,600               -          126,600
Issuance of stock for 3,500,000 shares
  of Nurescell, Inc.                                         -              -               -        1,093,750
Comprehensive income:
 Net loss                                            (648,467)                                       (648,467)        $(648,467)
 Other comprehensive income (loss),
  net of tax:
   Foreign currency translation
    adjustment                                               -              -               -            5,351             5,351
   Unrealized holding gains arising
    during the year, net of taxes of
    $-0-                                                     -              -               -           27,233            27,233
   Less: Reclassification adjustments
    for gains included in net loss,
    net of taxes of $-0-                                     -              -               -         (21,835)          (21,835)
                                                    ----------      ---------       ---------      -----------       -----------
Balance - March 31, 2001                          $(7,714,451)     $ (72,906)      $ (45,000)         $ 30,403        $(637,728)
                                                   ===========      =========       =========      ===========       ===========
The accompanying notes are an integral part of these consolidated financial statements.

                                       F-9


                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           FOR THE THREE MONTHS              FOR THE PERIOD
                                                                                ENDED MARCH 31,              FROM INCEPTION
                                                                   ----------------------------          (OCTOBER 25, 1995)
                                                                          2000             2001           TO MARCH 31, 2001
                                                                  -----------      ------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $ (846,864)        $ (648,467)                $(7,714,451)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Extraordinary gain                                                   -                  -                 (3,349,688)
      Gain on sale of marketable securities                                -          (125,270)                   (940,895)
      Minority interest in loss from subsidiary                            -           (38,292)                    (38,292)
      Equity loss in unconsolidated affiliate                              -            135,308                     135,308
      Stock-based compensation                                             -                  -                   2,905,619
      Acquisition of Aberdeen                                        650,000                  -                     650,000
      Interest and amortization of debt issuance
        costs                                                              -            126,600                   1,249,394
      Research and development costs                                       -                  -                     437,368
      Depreciation and amortization                                    5,233             60,813                     294,848
  Cash provided by (used in) the change in assets and liabilities:
      Decrease (increase) in prepaid expenses                         10,248           (19,648)                    (73,421)
      Increase (decrease) in cumulative translation
        adjustment                                                   149,974              5,351                     149,813
      Increase in accrued liabilities                                570,942            174,576                   1,762,744
                                                                  ----------         ----------                  ----------
    Net Cash (Used in) Provided by Operating
      Activities                                                     539,533          (329,029)                 (4,531,653)
                                                                  ----------         ----------                  ----------
CASH USED IN INVESTING ACTIVITIES
 Capital expenditures                                                      -                  -                   (246,521)
 License fee                                                               -                  -                   (764,551)
 Proceeds from sale of marketable securities                               -            359,274                   1,709,274
                                                                  ----------         ----------                  ----------
    Net Cash Used in Investing Activities                                  -            359,274                     698,202
                                                                  ----------         ----------                  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of license fee payable                                          -           (85,000)                    (85,000)
 Proceeds from exercise of options                                         -                  -                      15,000
 Proceeds from issuance of common stock                               15,000                  -                     641,975
 Offering costs                                                            -                  -                    (50,000)
 Proceeds from loans                                                       -            324,520                   1,038,091
 Proceeds from convertible debentures                                      -                  -                     750,000
 Financing costs                                                           -                  -                    (75,000)
 Advances from (to) related parties                                (421,440)           (92,487)                   1,894,794
 Payments under capital lease obligations                            (1,712)            (2,886)                    (22,250)
                                                                  ----------         ----------                  ----------
    Net Cash Provided by (Used in) Financing
      Activities                                                   (408,152)            144,147                   4,107,610
                                                                  ----------         ----------                  ----------
Increase in Cash                                                     131,381            174,392                     274,159

Cash (Overdraft) - Beginning of Period                              (87,896)             99,767                           -
                                                                  ----------         ----------                  ----------
Cash - End of Period                                                $ 43,485           $274,159                    $274,159
                                                                  ==========         ==========                  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                               $ -           $ 42,343                    $144,016
                                                                  ==========         ==========                  ==========
  Income taxes                                                           $ -                $ -                         $ -
                                                                  ==========         ==========                  ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Equipment purchased under capital
      lease obligations                                                  $ -                  $                    $ 37,305
                                                                  ==========         ==========                  ==========
    Convertible debentures and interest
      assumed by Eurotech                                                $ -                  $                  $1,212,188
                                                                  ==========         ==========                  ==========
    Debt converted to equity
                                                                         $ -                  $                  $1,560,000
                                                                  ==========        ===========                  ==========


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


                Foreign currency translation adjustments             $149,813
                Unrealized gains on investments                       155,688
                                                                   ----------
                                                                     $305,501
                                                                   ==========

NOTE  3 -  RESEARCH AND DEVELOPMENT AGREEMENT

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

NOTE  5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 1,281,100 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The fair value of such equity securities at March 31, 2001 was estimated at $1,524,509. The amortized cost basis was $1,368,821 and the unrealized gain was $155,688 at March 31, 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  6 - LICENSING FEES

Licensing fees at December 31, 2000 consisted of the following:


                Licensing fee - discussed in Note 4             $1,000,000
                Less: Accumulated amortization                     133,333
                                                                ----------
                                                                  $866,667
                                                                ==========

The Company is amortizing this license fee over 5 years, on a straight-line basis, which the Company believes is its economic life.

Amortization expense for the quarter ended March 31, 2001 amounted to $50,000.

NOTE  7 - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2001 consist of the following:



                Professional fees                              $473,785
                Consulting fees                                 946,466
                Payroll and other taxes                         135,193
                Other                                           229,968
                                                             ----------
                                                             $1,785,412
                                                             ==========

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

NOTE  9 -  INCOME TAXES

The Company has not provided for income taxes for the three months ended March 31, 2001, as a result of net operating losses incurred since inception.

The components of deferred tax assets and liabilities at March 31, 2001 are as follows:


                  Deferred Tax Assets:
                    Net operating loss carryforwards                  $1,179,000
                    Compensatory element of stock issuances              760,000
                                                                      ----------
                      Total Gross Deferred Tax Assets                  1,939,000

                    Less:  Valuation allowance                         1,939,000
                                                                      ----------
                      Net Deferred Tax Assets                         $        -
                                                                      ==========

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

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:


                                                           For the Three Months
                                                                Ended March 31,
                                                           --------------------
                                                               2000        2001
                                                           --------    --------

                  Federal statutory rate                    (34.0)%     (34.0)%
                  Non-deductible expenses and
                   unutilized foreign losses                 32.0        32.0
                  Change in valuation allowance               2.0         2.0
                                                            -----       -----

                    Effective rate                          -0- %      -0-  %
                                                            =====       =====


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan (Continued)
-----------------

During the year ended December 31, 2000, the Board terminated the 1996 Stock Option Plan.

                                                                                                               Weighted
                                                                            Weighted                            Average
                                                       Incentive             Average    Non-Qualified          Exercise
                                                   Stock Options      Exercise Price    Stock Options             Price
                                                   -------------      --------------    -------------         ---------
Outstanding - 12/31/00                                   470,000              $  .34          615,000            $  .34
                                                      ----------          ----------       ----------        ----------
Options granted - 01/01-03/31/2001:
  In the plan                                                  -                   -                -                 -
Options granted - 01/01-03/31/2001:
  Outside the option plan                                      -                   -                -                 -
Options expired/cancelled:
  Outside the plan                                             -                   -                -                 -
Options exercised
  Outside the plan                                             -                   -                -                 -
                                                      ----------          ----------       ----------        ----------
Outstanding - 03/31/01                                   470,000              $  .34          615,000            $  .34
                                                      ==========          ==========       ==========        ==========
Composition at 03/31/01:
-----------------------
 2000 stock option plan ($.34/share)                     470,000              $  .34          615,000            $  .34
                                                      ----------          ----------       ----------        ----------
Outstanding - 03/31/01                                   470,000              $  .34          615,000            $  .34
                                                      ==========          ==========       ==========        ==========


Total Value at Option Price                                             $161,210                      $210,945
                                                                      ==========                    ==========
Total Exercisable Value at Option Price                                 $161,210                      $210,945
                                                                      ==========                    ==========


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

        Options to purchase common stock                                    1,085,000
        Warrants to purchase common stock                                     770,000
                                                                            ---------
        Total as of March 31, 2001                                          1,855,000
                                                                            =========
        Substantial issuances after March 31, 2001 through May 17,
          2001:
             Options granted to purchase common stock                         150,000
                                                                            =========
             Stock purchase of 1,090,000 shares of Nurescell US             1,090,000
                                                                            =========
             Issuance of shares in connection with promissory
               notes                                                          410,000
                                                                            =========


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

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest, other costs and extraordinary items. Segment results for are as follows:

                                                        U.S.A.           Germany       Elimination     Consolidated
                                                   -----------        ----------       -----------     ------------
 Three Months Ended March 31, 2000:
 ---------------------------------

 Loss before interest and extraordinary
  items                                             $(131,800)        $ (52,961)               $ -       $(184,761)
                                                   ===========       ===========        ==========      ===========
 Depreciation and amortization                             $ -           $ 5,233               $ -          $ 5,233
                                                   ===========       ===========        ==========      ===========

 Three Months Ended March 31, 2001:
 ---------------------------------

 Loss before interest and extraordinary
  items                                               $ 70,652        $(553,640)               $ -       $(482,988)
                                                   ===========       ===========        ==========      ===========
 Depreciation and amortization                             $ -         $ 115,501               $ -        $ 115,501
                                                   ===========       ===========        ==========      ===========
 Identifiable Assets                               $ 1,682,403       $ 2,168,931               $ -      $ 3,851,334
                                                   ===========       ===========        ==========      ===========


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

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10.19. Articles of Association for International Centre for Advanced Technologies.*

                  10.20. Agreement between ATI and Technopolis for the formation of Sibconvers.*

                  10.21. Agreement between ATI, Juelich and NIFTI for the formation of the International Laboratory for Nuclear Waste Management.*

                  99.1     Press Release dated May 11, 2001.*

                  99.2     Press Release dated May 17, 2001.*

                  99.3     Press Release dated May 18, 2001.*

----------------
* Previously filed on Form 10-QSB

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


                                       ADVANCED TECHNOLOGY INDUSTRIES, INC.,
                                        Registrant


Dated: June 6, 2001                     /s/ Hans Joachim Skrobanek
                                        --------------------------------
                                        Hans Joachim Skrobanek,
                                        President



Dated: June 6, 2001                     /s/ James Samuelson
                                        --------------------------------
                                        James Samuelson,
                                        Chief Financial Officer