Form 10QSB
period 2001-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2001-08-20
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -----------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                             to
                               -------------------------------------------
                                                                            .
----------------------------------------------------------------------------

                         Commission File Number 0-230761


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

     District of Delaware                                     33-07551685
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                                Taubenstrasse 20
                         Berlin, Germany, D-10117
                 (Address of principal executive offices)

                            011 49 30 201-7780
                           (Issuer's telephone number)

                    KURCHATOV RESEARCH HOLDINGS, LTD.
                    ---------------------------------
                             (Former name of Issuer)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   ( X )                              No   (    )

The number of outstanding shares of the issuer's only class of common stock as of August 17, 2001 was 41,244,695.

Transitional Small Business Disclosure Format (check one):

             Yes   (    )                              No   ( X )

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.





                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORT

                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 2001

                       ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:

CONSOLIDATED BALANCE SHEET                                                  1
  June 30, 2001


CONSOLIDATED STATEMENTS OF OPERATIONS                                      2-3
  For the Six Months Ended June 30, 2000 and 2001
  For the Three Months Ended June 30, 2000 and 2001
  For the Period from Inception (October 25, 1995) to
    June 30, 2001


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)              4-10
  For the Period from Inception (October 25, 1995) to
    June 30,2001


CONSOLIDATED STATEMENTS OF CASH FLOWS                                     11-12
  For the Six Months Ended June 30, 2000 and 2001
  For the Period from Inception (October 25, 1995) to
    June 30, 2001


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                13-33

ITEM 2 - PLAN OF OPERATION                                                34-38

PART II - OTHER INFORMATION                                               39-41

                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                              $    23,254
  Prepaid expenses                                                       61,418
  Securities available-for-sale                                         167,007
                                                                    ------------
        Total Current Assets                                            251,679

Equipment, net of accumulated depreciation of $192,176                  113,369
License, net of accumulated amortization                                816,667
Due from related parties                                                 75,796
Investment in unconsolidated affiliate - Nurescell US                 1,237,591
Security deposit                                                          4,661
                                                                    -----------
        Total Assets                                                $ 2,499,763
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities:
  Notes payable                                                     $ 1,043,012
  Accrued liabilities                                                 1,335,263
  Current portion of obligations under capital leases                     9,605
  Due to related parties                                                509,792
                                                                    ------------
      Total Current Liabilities                                       2,897,672
                                                                    ------------
Long-term portion of obligations under capital leases                     2,185
                                                                    ------------
      Total Liabilities                                               2,899,857
                                                                    ------------
Commitments and Other Matters (Notes 1,3,4,8,9,10,11 and 13)

Stockholders' Deficit:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             -
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 40,159,453 shares issued and outstanding                  4,016
  Additional paid-in capital                                          9,838,005
  Accumulated other comprehensive income                                 72,699
  Deficit accumulated during the development stage                   (9,851,618)
  Unearned financing costs                                             (418,196)
  Receivable on sale of stock                                           (45,000)
                                                                    -----------
      Total Stockholders' Deficiency                                   (400,094)
                                                                    ------------
      Total Liabilities and Stockholders' Deficiency                $ 2,499,763
                                                                    ============

See notes to consolidated financial statements.


                                 ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                    (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE SIX MONTHS           FOR THE PERIOD
                                                 ENDED JUNE 30,            FROM INCEPTION
                                        ------------------------------    (OCTOBER 25,1995)
                                            2000             2001          TO JUNE 30, 2001
                                        ------------      ------------       ------------
Revenues                                $         -       $         -        $         -
                                        ------------      ------------       ------------
Costs and Expenses:
  Research and development                   43,626           345,614          3,363,063
  Stock-based compensation                  270,000           206,250          3,156,869
  Consulting fees                           204,440           391,731          1,843,155
  Other general and administrative
    expenses                                542,359           880,262          2,681,961
  Depreciation and amortization
    expense                                   9,843           287,865            521,899
  Interest and amortization of
    debt issuance costs                      29,456           474,247          1,924,284
                                        ------------      ------------       ------------
    Total Costs and Expenses              1,099,724         2,585,969         13,491,231
                                        ------------      ------------       ------------
Other:
  Acquisition of Aberdeen                   650,000                 -            650,000
  Loss (gain) on sale of
    marketable securities                         -            22,253           (793,372)
  Equity loss of unconsolidated
    affiliate - Nurescell US                      -           181,708            181,708
  Minority interest in loss of
    consolidated affiliate                        -            (4,296)          (328,261)
                                        ------------      ------------       ------------
Loss before extraordinary item           (1,749,724)       (2,785,634)       (13,201,306)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                         -                 -          3,349,688
                                        ------------      ------------       ------------
     Net Loss                           $(1,749,724)      $(2,785,634)      $ (9,851,618)
                                        ============      ============      =============

Basic and diluted loss per share        $      (.12)       $     (.08)
                                        ============       ===========
Weighted average shares used in
  basic and diluted loss per share       15,115,911        35,510,866
                                        ============       ===========

See notes to consolidated financial statements.

                       ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE THREE MONTHS
                                                          ENDED JUNE 30,
                                                --------------------------------
                                                    2000                2001
                                                -------------      -------------
Revenues                                        $          -       $          -
                                                -------------      -------------

Costs and Expenses:
  Research and development                             7,238            178,688
  Stock-based compensation                           270,000            206,250
  Consulting fees                                    184,456            260,573
  Other general and administrative expenses          419,203            727,917
  Depreciation and amortization expense                4,610            227,052
  Interest and amortization of debt issuance
    costs                                             17,353            308,768
                                                -------------      -------------
    Total Costs and Expenses                         902,860          1,909,248
                                                -------------      -------------

Loss on sale of marketable securities                      -            147,523
Equity loss of unconsolidated affiliate
  - Nurescell US                                           -             46,400
Minority interest in loss of consolidated
  affiliate                                                -             33,996
                                                -------------      -------------
     Net Loss                                   $   (902,860)      $ (2,137,167)
                                                =============      =============


Basic and diluted loss per share:               $       (.04)      $       (.06)
                                                =============      =============
Weighted average shares used in basic and
  diluted loss per share                          20,797,970         38,739,857
                                                =============      =============

See notes to consolidated financial statements.


                                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH JUNE 30, 2001


                                                                           Common Stock             Additional
                                                    Date of         ----------------------------      Paid-in
                                                  Transaction          Shares          Amount         Capital
                                                  -----------       ------------    ------------     ----------
Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------
Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                10/25/95          12,300,000      $    1,230      $         -
Issuance of stock for legal fees
  ($0.04 per share)                                10/25/95             500,000              50           19,950
Issuance of stock under consulting agreement
  ($0.04 per share)                                10/25/95           1,375,000             138           54,862
Issuance of stock under consulting agreements
  ($1.00 per share)                                12/02/96             230,000              23          229,977
Net loss - 1996                                                               -               -                -
Issuance of stock under consulting agreements
  ($1.00 per share)                                01/10/97             750,000              75          749,925
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                       04/97-09/97          306,500              30          612,970
Offering costs                                     04/97                      -               -          (50,000)
Comprehensive income:
  Net loss - 1997                                                             -               -                -
                                                                    ------------     -----------     ------------
Balance - December 31, 1997                                          15,461,500      $    1,546      $ 1,617,684
                                                                    ============     ===========     ============

                                                                        Deficit
                                                   Accumulated         Accumulated           Total
                                                    Other              During the        Stockholders'
                                                 Comprehensive         Development           Equity            Comprehensive
                                                 Income (Loss)            Stage           (Deficiency)         Income (Loss)
                                                 -------------         -----------        ------------         -------------
Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------
Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                 $        -        $          -         $     1,230
Issuance of stock for legal fees
  ($0.04 per share)                                          -                   -              20,000
Issuance of stock under consulting agreement
  ($0.04 per share)                                          -                   -              55,000
Issuance of stock under consulting agreements
  ($1.00 per share)                                          -                   -             230,000
Net loss - 1996                                              -            (372,500)           (372,500)
Issuance of stock under consulting agreements
  ($1.00 per share)                                          -                   -             750,000
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                                 -                   -             613,000
Offering costs                                               -                   -             (50,000)
Comprehensive income:
  Net loss - 1997                                            -          (1,267,567)         (1,267,567)          $(1,267,567)
                                                    -----------       -------------        ------------          ------------
Balance - December 31, 1997                         $        -        $ (1,640,067)        $   (20,837)          $(1,267,567)
                                                    ===========       =============        ============          ============

See notes to consolidated financial statements.


                                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH JUNE 30, 2001

                                                                           Common Stock             Additional
                                                    Date of         ----------------------------      Paid-in
                                                  Transaction          Shares          Amount         Capital
                                                  -----------       ------------    ------------     ----------
Year Ended December 31, 1998:
----------------------------
Balance - December 31, 1997, as
 previously reported                                                 15,461,500      $    1,546      $1,617,684
Effect of Cetoni pooling-of-
 interests                                                            5,000,000             500          27,245
                                                                     -----------     -----------     -----------
Balance - December 31, 1997,
 restated                                                            20,461,500           2,046       1,644,929
Comprehensive income:
  Net loss, restated for Cetoni
    pooling-of-interests                                                      -               -               -
  Other comprehensive income,
  net of tax:
    Translation adjustments                                                   -               -               -
    Unrealized gains                                                          -               -               -
                                                                     ----------      ----------      ----------
Balance - December 31, 1998,
 Restated                                                            20,461,500      $    2,046      $1,644,929
                                                                     ===========     ===========     ===========

                                                                    Deficit
                                                   Accumulated     Accumulated          Total
                                                    Other          During the       Stockholders'
                                                 Comprehensive     Development          Equity         Comprehensive
                                                 Income (Loss)        Stage          (Deficiency)      Income (Loss)
                                                 -------------     -----------       ------------      -------------
Year Ended December 31, 1998:
----------------------------
Balance - December 31, 1997, as
 previously reported                             $         -       $(1,640,067)      $   (20,837)
Effect of Cetoni pooling-of-
 interests                                            36,122          (512,769)         (448,902)
                                                 ------------      ------------      ------------
Balance - December 31, 1997,
 restated                                             36,122        (2,152,836)         (469,739)
Comprehensive income:
   Net loss, restated for Cetoni
     pooling-of-interests                                  -          (795,568)         (795,568)      $  (795,568)
   Other comprehensive income,
   net of tax:
     Translation adjustments                         (54,137)                -           (54,137)          (54,137)
     Unrealized gains                                      -                 -                 -                 -
                                                 ------------      ------------      ------------      ------------
Balance - December 31, 1998,
  Restated                                       $   (18,015)      $(2,948,404)      $(1,319,444)      $  (849,705)
                                                 ============      ============      ============      ============

See notes to consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH JUNE 30, 2001

                                                                         Common Stock             Additional
                                                    Date of       ----------------------------      Paid-in
                                                  Transaction        Shares          Amount         Capital
                                                  -----------     ------------    ------------     ----------
Year Ended December 31, 1999:
----------------------------
Balance - December 31, 1998,
  Restated                                                        20,461,500      $     2,046      $ 1,644,929

Cancellation of shares issued to
  founders                                            11/99       (6,795,000)            (679)             679
Stock issued pursuant to
  employment and consulting
  agreements                                          01/99        1,009,411              101        1,009,310
Value assigned to stock options
  issued in connection with
  consulting agreement                                01/99                -                -           61,000
Value assigned to 770,000 warrants
  issued in connection with
  convertible debt                                    03/99                -                -          531,000
Comprehensive income:
   Net loss                                                                -                -                -
   Other comprehensive income, net of tax:
     Translation adjustments                                               -                -                -
     Unrealized gains                                                      -                -                -
                                                                 ------------     ------------     ------------
Balance - December 31, 1999                                       14,675,911      $     1,468      $ 3,246,918
                                                                 ============     ============     ============

                                                              Deficit
                                            Accumulated     Accumulated          Total
                                             Other          During the       Stockholders'
                                          Comprehensive     Development          Equity         Comprehensive
                                          Income (Loss)        Stage          (Deficiency)      Income (Loss)
                                          -------------     -----------       ------------      -------------
Year Ended December 31, 1999:
----------------------------
Balance - December 31, 1998,
  Restated                                $   (18,015)      $(2,948,404)      $(1,319,444)

Cancellation of shares issued
  to founders                                       -                 -                 -
Stock issued pursuant to
  employment and consulting
  agreements                                        -                 -         1,009,411
Value assigned to stock options
  issued in connection with
  consulting agreement                              -                 -            61,000
Value assigned to 770,000
  warrants issued in connection
  with convertible debt                             -                 -           531,000
Comprehensive income, net of tax:
  Net loss                                          -          (748,936)         (748,936)      $  (748,936)
  Other comprehensive income, net of
   tax:
     Translation adjustments                   92,899                 -            92,899            92,899
     Unrealized gains                       1,117,500                 -         1,117,500         1,117,500
                                          ------------      ------------      ------------      ------------
Balance - December 31, 1999               $ 1,192,384       $(3,697,340)      $   743,430       $   461,463
                                          ============      ============      ============      ============

See notes to consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                      AND THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                                                     Accumulated
                                                                          Common Stock              Additional          Other
                                                    Date of        ----------------------------       Paid-in        Comprehensive
                                                  Transaction         Shares          Amount          Capital        Income (Loss)
                                                  -----------      -----------      -----------      ----------      -------------
Year Ended December 31, 2000:
----------------------------
Balance - December 31, 1999                                        14,675,911       $    1,468       $3,246,918        $ 1,192,384

Stock options exercised                                 01/00          30,000                3           14,997                  -
Shares issued for acquisition of Aberdeen               01/00         400,000               40          499,960
Compensatory issuance of stock                          04/00          30,000                3           44,997                  -
Value assigned to stock options issued in                                                                                        -
  connection with consulting agreements                 04/00               -                -          472,500
Stock options exercised                                 06/00          90,000                9           44,991
Compensatory issuance of stock                          06/00          60,000                6           89,994                  -
Compensatory issuance of stock                          12/00         128,000               13          152,495                  -
Value assigned to stock as additional
  consideration for financing activities                11/00         713,571               71          222,788                  -
Issuance of stock to retire debt from
  related party                                         12/00      13,054,393            1,305        1,558,695                  -
Issuance of stock to officers for bonus                 12/00         100,000               10           20,190                  -
Amortization of unearned financing costs                                    -                -                -                  -
Comprehensive income:                                                                                                            -
  Net loss                                                                  -                -                -
  Other comprehensive income (loss), net of
   tax:
     Foreign currency translation
       adjustments                                                          -                -                -             69,578
     Unrealized holding losses arising
       during the year, net of taxes of
       $453,000                                                             -                -                -           (687,825)
     Less: Reclassification adjustments for
             gains included in net loss,
             net of taxes of $151,000                                       -                -                -           (279,375)
                                                                   -----------      -----------      -----------       ------------
Balance - December 31, 2000                                        29,281,875       $    2,928       $6,368,525        $   294,762
                                                                   ===========      ===========      ===========       ============

See notes to consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                     AND THE SIX MONTHS ENDED JUNE 30, 2001

                                               Deficit
                                             Accumulated                                            Total
                                              During the       Unearned        Receivable        Stockholders'
                                             Development       Financing       on Sale of           Equity         Comprehensive
                                                Stage            Costs            Stock          (Deficiency)      Income/(Loss)
                                             -----------      -----------       ----------       ------------      -------------
Year Ended December 31, 2000:
----------------------------
Balance - December 31, 1999                  $(3,697,340)      $        -        $       -        $   743,430

Stock options exercised                                -                -                -             15,000
Shares issued for acquisition of
  Aberdeen                                             -                -                -            500,000
Compensatory issuance of stock                         -                -                -             45,000
Value assigned to stock options issued
  in connection with consulting
  agreements                                           -                -                -            472,500
Stock options exercised                                -                -          (45,000)                 -
Compensatory issuance of stock                         -                -                -             90,000
Compensatory issuance of stock                         -                -                -            152,508
Value assigned to stock as additional
 consideration for financing
 activities                                            -        (222,859)                -                  -
Issuance of stock to retire debt from
  related party                                        -                -                -          1,560,000
Issuance of stock to officers for
  bonus                                                -                -                -             20,200
Amortization of unearned financing
  costs                                                -           54,603                -             54,603
Comprehensive income:
  Net loss                                    (3,368,644)               -                -         (3,368,644)      $(3,368,644)
  Other comprehensive income (loss),
    net of tax:
     Foreign currency translation
       adjustments                                     -                -                -             69,578            69,578
     Unrealized holding losses arising
       during the year, net of taxes
       of $453,000                                     -                -                -           (687,825)         (687,825)
     Less: Reclassification
       adjustments for gains included
       in net loss, net of taxes of
       $151,000                                        -                -                -           (279,375)         (279,375)
                                             ------------      -----------       ----------       ------------      ------------
Balance - December 31, 2000                  $(7,065,984)      $ (168,256)       $ (45,000)       $  (613,025)      $(4,266,266)
                                             ============      ===========       ==========       ============      ============

See notes to consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                      AND THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                                                     Accumulated
                                                                          Common Stock              Additional          Other
                                                    Date of        ----------------------------       Paid-in        Comprehensive
                                                  Transaction         Shares          Amount          Capital        Income (Loss)
                                                  -----------      -----------      -----------      ----------      -------------
Six Months Ended June 30, 2001:
------------------------------
Balance - December 31, 2000                                        29,281,875       $    2,928       $6,368,525       $   294,762

Value assigned to stock as additional
 consideration for financing activities                 01/01         100,000               10           31,240                 -
Issuance of stock for 3,500,000 shares
 of Nurescell Inc.                                      01/01       3,500,000              350        1,093,400                 -
Issuance of stock for 1,090,000 shares
 of Nurescell Inc.                                      04/01       1,090,000              109          566,691                 -
Issuance of stock to retire debt from
 related party                                          04/01       3,336,745              334          527,539                 -
Issuance of stock on conversion of loan                 04/01         501,812               50          179,950                 -
Issuance of stock on conversion of loan                 04/01         418,177               42          149,958                 -
Compensatory issuance of stock                          04/01         500,000               50          168,700                 -
Issuance of stock on conversion of loan
 from officer                                           04/01         344,788               34           54,511                 -
Value assigned to stock as additional
 consideration for financing activities           04/01-06/01         770,000               77          610,023                 -
Amortization of unearned financing costs                                    -                -                -                 -
Issuance of stock for accrued expenses                  04/01         316,056               32           49,968                 -
Value assigned to stock options issued in
  connection with consulting agreement                  04/01               -                -           37,500                 -
Comprehensive income:
  Net loss                                                                  -                -                -                 -
  Other comprehensive income (loss), net
    of tax:
      Foreign currency transaction
        adjustment                                                          -                -                -            40,399
      Unrealized holding losses arising
        during the year, net of taxes of
        $-0-                                                                -                -                -          (262,462)
                                                                   -----------      -----------      -----------      ------------
Balance - June 30, 2001                                            40,159,453       $    4,016       $9,838,005       $    72,699
                                                                   ===========      ===========      ===========      ============

See notes to consolidated financial statements.


                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                      AND THE SIX MONTHS ENDED JUNE 30, 2001

                                               Deficit
                                             Accumulated                                            Total
                                              During the       Unearned        Receivable        Stockholders'
                                             Development       Financing       on Sale of           Equity         Comprehensive
                                                Stage            Costs            Stock          (Deficiency)      Income/(Loss)
                                             -----------      -----------       ----------       ------------      -------------
Six Months Ended June 30, 2001
------------------------------
Balance - December 31, 2000                 $(7,065,984)      $  (168,256)      $   (45,000)     $  (613,025)

Value assigned to stock as additional
 consideration for financing
 activities                                           -           (31,250)                -                -
Issuance of stock for 3,500,000 shares
 of Nurescell Inc.                                    -                 -                 -        1,093,750
Issuance of stock for 1,090,000 shares
 of Nurescell Inc.                                    -                 -                 -          566,800
Issuance of stock to retire debt from
 related party                                        -                 -                 -          527,873
Issuance of stock on conversion of
 loan                                                 -                 -                 -          180,000
Issuance of stock on conversion of
 loan                                                 -                 -                 -          150,000
Compensatory issuance of stock                        -                 -                 -          168,750
Issuance of stock on conversion of
 loan from officer                                    -                 -                 -           54,545
Value assigned to stock as additional
 consideration for financing
 activities                                           -          (610,100)                -                -
Amortization of unearned financing
 costs                                                -           391,410                 -          391,410
Issuance of stock for accrued expenses                -                 -                 -           50,000
Value assigned to stock options issued
  in connection with consulting
  agreement                                           -                 -                 -           37,500
Comprehensive income:
  Net loss                                   (2,785,634)                -                 -       (2,785,634)      $(2,785,634)
  Other comprehensive income (loss),
    net of tax:
      Foreign currency transaction
        adjustment                                    -                 -                 -           40,399            40,399
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                              -                 -                 -         (262,462)         (262,462)
                                            ------------      ------------      ------------     ------------      ------------
Balance - June 30, 2001                     $(9,851,618)      $  (418,196)      $   (45,000)     $   400,094       $(3,007,697)
                                            ============      ============      ============     ============      ============

See notes to consolidated financial statements.


                                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               FOR THE SIX MONTHS           FOR THE PERIOD
                                                                 ENDED JUNE 30,             FROM INCEPTION
                                                         ------------------------------   (OCTOBER 25, 1995)
                                                             2000              2001        TO JUNE 30, 2001
                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(1,749,724)      $(2,785,634)      $(9,851,618)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Extraordinary gain                                           -                 -        (3,349,688)
      Loss on sale of marketable securities                        -            22,253          (793,372)
      Minority interest in loss from subsidiary                    -            (4,296)         (328,261)
      Equity loss in unconsolidated affiliate                      -           181,708           181,708
      Expenses incurred on behalf of unconsolidated
        affiliate applied to the purchase of
        license                                                    -            79,493           403,458
      Stock-based compensation                               270,000           206,250         3,156,869
      Acquisition of Aberdeen                                650,000                 -           650,000
      Interest and amortization of debt issuance
        costs                                                      -           391,410         1,514,204
      Research and development costs                               -                 -           437,368
      Depreciation and amortization                            9,842           287,865           521,900
  Cash provided by (used in) the change
    in assets and liabilities:
      Increase in prepaid expenses and
        other assets                                          (1,614)          (12,306)         (111,079)
      Increase in cumulative translation adjustment          177,319            40,399           184,861
      Increase in accrued liabilities                        559,932           252,214         1,840,382
                                                         ------------      ------------      ------------
    Net Cash Used in Operating Activities                    (84,245)       (1,340,644)       (5,543,268)
                                                         ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                      -         1,301,703         2,651,703
  License fee                                                      -          (235,449)       (1,000,000)
  Capital expenditures                                       (69,657)           (2,055)         (248,576)
                                                         ------------      ------------      ------------
    Net Cash Provided By (used in) Investing Activities      (69,657)        1,064,199         1,403,127
                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options                                -                 -            15,000
  Proceeds from issuance of common stock                      15,000                 -           641,975
  Proceeds from loans                                              -           993,986         1,707,557
  Repayment of loans                                               -          (220,000)         (220,000)
  Offering costs                                                   -                 -           (50,000)
  Proceeds from convertible debentures                             -                 -           750,000
  Financing costs                                                  -                 -           (75,000)
  Advances from related parties                              454,091          (567,903)        1,419,378
  Payments under capital lease obligations                    (4,822)           (6,151)          (25,515)
                                                         ------------      ------------      ------------
    Net Cash Provided by Financing Activities                464,269           199,932         4,163,395
                                                         ------------      ------------      ------------
Increase (decrease) in Cash                                  310,367           (76,513)           23,254

Cash (Overdraft) - Beginning of Period                       (87,896)           99,767                 -
                                                         ------------      ------------      ------------
Cash - End of Period                                     $   222,471       $    23,254       $    23,254
                                                         ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
   Interest                                              $         -       $     2,130       $   103,803
                                                         ============      ============      ============
   Income taxes                                          $         -       $         -       $         -
                                                         ============      ============      ============


                                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (Continued)



SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING ACTIVITIES:

   Equipment purchased under capital
     lease obligations                                   $         -       $         -       $    37,305
                                                         ============      ============      ============
   Convertible debentures and interest
     assumed by Eurotech                                 $         -       $         -       $ 1,212,188
                                                         ============      ============      ============
   Debt converted to equity                              $         -       $   444,545       $ 2,004,545
                                                         ============      ============      ============
   Accrued expenses converted to equity                  $         -       $   517,873       $   517,873
                                                         ============      ============      ============

See notes to consolidated financial statements.

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

During January and April of 2001, the Company acquired a 29.27% of the outstanding common stock of Nurescell US. Nurescell US common stock symbols are listed and traded on the NASD OTC Bulletin Board under the symbol "NUSL" (see
Note 4).

On June 8, 2001, the Company formed a new entity, RESEAL, LTD. ("RESEAL"), which was incorporated under the laws of the State of Delaware. The Company was organized to commercialize its proprietary "reseal-able" packaging systems technology. This patented system for re-sealing "pop-top" cans for both softdrinks and beer has been developed and the Company believes it is ready for commercial introduction.

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

To date, the Company has not generated any revenues from operations.

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2001. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of June 30, 2001, the Company had an accumulated deficit since inception of $9,851,618.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence (Continued)
-------------------

Management's business plan will require additional financing. To support its operations during 2001, the Company borrowed monies from an individual investor in the amount of $100,000. During the three months ended June 30, 2001, the Company borrowed $600,000 from three individuals and issued three promissory notes. The notes are due between three and six months and provide for interest at the rate of 1% per month. The Company issued 770,000 shares of its common stock to the individuals as an incentive to make these loans. In addition, the Company granted these individuals piggyback registration rights for the shares for a period of five years from the date of the loans. The Company utilized $220,000 of the funds from these notes to repay a portion of the note offering, which came due on April 1, 2001. On April 30, 2001, various promissory notes that became due during April 2001, totalling $444,545, were satisfied by the issuance of 1,644,524 shares of the Company's common stock. During the six months ended June 30, 2001, the Company sold 1,238,500 shares of its Eurotech stock for $1,301,703. Eurotech's common shares are listed and traded on the American Stock Exchange under the symbol "EUO". The Company entered into an agreement during February 2001, in which it pledged 216,700 shares of its Eurotech stock for a loan in the amount of $273,290, excluding costs and commissions. The Company plans on either borrowing funds secured by the remaining securities or selling all or a portion of such securities to fund its operations in the near future. The market value of the remaining 44,800 unpledged shares of Eurotech securities approximated $28,560 at June 30, 2001.

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ATI and its wholly-owned United States subsidiary, RESEAL, LTD., and its wholly-owned German subsidiaries, Cetoni and ATI Nuklear AG (formerly known as Nurescell AG), (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

At June 30, 2001, investments in companies accounted for under the equity method consist of the following development-stage technology companies:


                                                                County of
                                              % Owned           Operations
                                              -------           ----------
Flexitech, Ltd. ("Flexitech")                  20.00%             Israel
Pirocat, Ltd. ("Pirocat")                      20.00%             Israel
Nurescell US                                   29.27%          United States
                                                                of America
Sibconvers                                     50.00%             Russia

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on investments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Accumulated other comprehensive income, at June 30, 2001, consists of the following:


Foreign currency translation adjustments                      $  184,861
Unrealized losses on investments                                (112,162)
                                                              -----------
                                                              $   72,699
                                                              ===========

NOTE  3 -  RESEARCH AND DEVELOPMENT AGREEMENT

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

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development expenses for the six months ended June 30, 2001 was $-0-.

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

ATI Nuklear AG (Formerly known as Nurescell AG)
----------------------------------------------

On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG, which changed its name to ATI Nuklear AG during July 2001. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI.

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
----------------------------------------------

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter provided, however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. ATI has agreed to advance the sum of $1,000,000 to Nurescell AG in consideration for its 49% interest therein. As of June 30, 2001, ATI has advanced payments of $594,568 against the license fee directly to Nurescell US. ATI funded $1,068,763 of expenses on behalf of Nurescell AG, which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $403,458, representing Nurescell US share of the funding as of June 30, 2001.

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

On June 11, 2001, ATI entered into a new agreement to modify its above license agreement with Nurescell US. Under the terms of this new agreement, ATI has an exclusive and transferable right to Nurescell US proprietary technology in certain countries in Europe and Asia. The Company is required to pay Nurescell US a royalty for the utilization of the technology and products in the amount of 8% of the net sales of the Nurescell US technology. Net sales are defined as gross sales, less discounts, rebates, credits and freight.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
----------------------------------------------

In addition, under the terms of this modified agreement, Nurescell US has agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell US has agreed to repay to ATI all monies that ATI has previously paid to, or on behalf of, Nurescell US for its acquisition of a 49% interest in Nurescell AG. ATI has also agreed to advance to Nurescell US $6,000 per month for certain operating expenses through December 31, 2001. Nurescell US has executed a convertible promissory note for the above monies due to ATI. Interest is payable at the rate of 10% per annum. Principal and interest shall be payable on demand. The principal and interest may be converted by ATI into shares of the $.001 par value common stock of Nurescell US. At a conversion price of 80% of the average closing bid price per share of the Nurescell US stock for the five trading days prior to the date of conversion.

As of June 30, 2001, payments made for license and 51% of funds expended for formation and development of Nurescell AG resulted in a receivable balance of $75,257. An allowance has been set by management for 100% of the receivable balance. In an unrelated transaction, the Company has advanced $35,000 to its unconsolidated affiliate, Nurescell US, to fund its operating expenses. No allowance has been set up for the $35,000 receivable.

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

As of June 30, 2001, the Company owns 4,590,000 shares of Nurescell US constituting approximately 29.27% of the outstanding shares of Nurescell US.

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 261,500 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The fair value of such equity securities at June 30, 2001 was estimated at $166,700. The amortized cost basis was $279,500 and the unrealized loss was $112,800 at June 30, 2001. The Company pledged 216,700 of these remaining shares for a loan in the amount of $273,290, excluding costs and commissions during February 2001.

NOTE  6 - LICENSING FEES

Licensing fees at June 301, 2001 consisted of the following:


Licensing fee - discussed in Note 4                           $1,000,000
Less: Accumulated amortization                                   183,333
                                                              -----------
                                                              $  816,667
                                                              ===========

The Company is amortizing this license fee over 5 years, on a straight-line basis, which the Company believes is its economic life.

Amortization expense for the six months ended June 30, 2001 amounted to $100,000.

NOTE  7 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2001 consist of the following:


Professional fees                                             $  469,180
Consulting fees                                                  681,272
Payroll and other taxes                                           92,190
Interest                                                          34,979
Other                                                             57,642
                                                              -----------
                                                              $1,335,263
                                                              ===========

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

On April 30, 2001, various obligations on the above notes payable of $444,545 was satisfied by the issuance of 1,644,524 shares of common stock. In addition 220,000 was repaid in cash.

During the three months ended June 30, 2001, the Company, in order to provide working capital, issued three promissory notes totalling $600,000, with maturity dates from three to six months. Interest is payable at the rate of 1% per month. The Company has the option to pay the interest in cash or restricted stock. If the option is exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, the lenders received 770,000 shares of the Company's common stock valued at $610,000 as an incentive to make this loan. The Company is amortizing the $610,100 as interest expense over the term of each promissory note.

The Company entered into an agreement during February 2001 in which it pledged 216,300 shares of its Eurotech stock for a loan in the amount of $273,290, excluding costs and commissions.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9 -  INCOME TAXES

The Company has not provided for income taxes for the six months ended June 30, 2001, as a result of net operating losses incurred since inception.

The components of deferred tax assets and liabilities at June 30, 2001 are as follows:

Deferred Tax Assets:
  Net operating loss carryforwards                             $1,160,000
  Compensatory element of stock issuances                         840,000
                                                               -----------
    Total Gross Deferred Tax Assets                             2,000,000

  Less:  Valuation allowance                                    2,000,000
                                                               -----------
    Net Deferred Tax Assets                                    $        -
                                                               ===========

The net change in the valuation allowance for deferred tax assets was an increase of approximately $61,000 during the six months ended June 30, 2001.

As of June 30, 2001, the Company had available approximately $3,000,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior years expire during the years 2010 through 2013, and the December 31, 1998, 1999 and 2000 NOL carryforwards expire in the years 2018, 2019 and 2020, respectively.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9 -  INCOME TAXES (Continued)

Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change. The Company's foreign subsidiary has a net operating loss carryforward of approximately $2,645,000. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:


                                                            For the Six Months
                                                              Ended June 30,
                                                           --------------------
                                                             2000        2001
                                                           --------    --------
Federal statutory rate                                      (34.0)%     (34.0)%
Non-deductible expenses and
 unutilized foreign losses                                   32.0        33.0
Change in valuation allowance                                 2.0         1.0
                                                            -----       -----

  Effective rate                                             -0-  %      -0-  %
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

During April 2001, the Company issued 1,090,000 shares of common stock to purchase 1,090,000 shares of the $.0001 par value common stock of Nurescell US from the Glenn A. Cramer Separate Property Trust of September 1, 1987.

During April 2001, the Company issued 3,336,745 shares of common stock to a related party for accrued consulting fees of $467,873 and conversion of a $60,000 promissory note payable.

During April 2001, the Company issued 501,812 and 418,177 shares of common stock in settlement of two promissory notes totalling $180,000 and $150,000, respectively.

On April 18, 2001, the Company issued 500,000 shares of common stock to its President for consulting services performed. Shares issued under this agreement were valued at $168,750, which was all charged to operations during the six months ended June 30, 2001.

During April 2001, the Company issued 344,788 shares of common stock to its president for the settlement of a promissory note totalling $60,000.

During April 2001, the Company issued in connection with a private placement of debt 770,000 shares of common stock as additional consideration to the purchases.

During April 2001, the Company issued 316,056 shares of common stock to an officer for the settlement of accrued wages of $50,000.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

At June 30, 2001, there were warrants outstanding to purchase 770,000 shares of the Company's common stock at $.65 per share. The warrants were valued at $531,000 using the Black-Scholes pricing model with the following assumptions:

         Risk-free interest rate                          5.0%
         Expected life                                    2 years
         Expected volatility                              65.0%
         Dividend yield                                   0%

Options - Outside the Stock Option Plan
---------------------------------------

In February 2000, the Company entered into a new agreement with the same consultant providing for 90,000 options to be granted on April 2, 90,000 options, July 1 and on October 1, 2000 with an exercise price of $0.50 per share. These options expire on October 31, 2000. These options were valued at $1.75 each on the grant date.

The Company entered into a one year consulting agreement on April 6, 2001 with a public relations company for various consulting and financial professional relations services in connection with the Company's interactions with broker-dealers, financial professional and analysts. The Company agrees to issue to the consultant options to purchase 150,000 shares of the Company's common stock. Of the options granted, there are 5 blocks of 30,000 warrants at exercise prices of $.50, $.75, $1.00, $1.25 and $1.50. The consultant has the right to convert the options into the Company's common stock on a cashless basis. These options were valued at $.25 each on the grant date.

The above options were valued using the Black Scholes option pricing model with the following assumptions:

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

During the year ended December 31, 2000, the Board terminated the 1996 Stock Option Plan.


                                                                                                           Weighted
                                                                    Weighted                               Average
                                              Incentive             Average         Non-Qualified          Exercise
                                            Stock Options       Exercise Price      Stock Options            Price
                                            -------------       --------------      -------------          ---------
Outstanding - 12/31/00                            470,000           $      .34            615,000          $     .34
                                               ----------           ----------         ----------          ---------
Options granted - 01/01-06/30/2001:
  In the plan                                           -                    -                  -                  -
Options granted - 01/01-06/30/2001:
  Outside the option plan                               -                    -            150,000               1.00
Options expired/cancelled:
  Outside the plan                                      -                    -                  -                  -
Options exercised
  Outside the plan                                      -                    -                  -                  -
                                               ----------           ----------         ----------          ---------
Outstanding - 06/30/01                            470,000           $      .34            765,000          $     .47
                                               ==========           ==========         ==========          =========
Composition at 06/30/01:
-----------------------
 2000 stock option plan ($.34/share)              470,000           $      .34            615,000          $     .34
 Options granted outside the plan
   ($1.00 per share)                                    -                    -            150,000               1.00
                                               ----------           ----------         ----------          ---------
Outstanding - 06/30/01                            470,000           $      .34            765,000          $     .47
                                               ==========           ==========         ==========          =========


Total Value at Option Price                                   $  161,210                      $  359,100
                                                              ==========                      ==========
Total Exercisable Value at Option Price                       $  161,210                      $  359,100
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


Options to purchase common stock                                      1,235,000
Warrants to purchase common stock                                       770,000
                                                                      ----------
Total as of June 30, 2001                                             2,005,000
                                                                      ==========
Substantial issuances after June 30, 2001 through July 31, 2001:

    Issuances of shares in connection with promissory
      notes                                                             345,000
                                                                      ==========
    Issuances of shares in connection with conversion
      of $240,000 of loans                                              775,385
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

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes approximated $34,600 during the six months ended June 30, 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 -  COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. This agreement was extended under the same terms for one-year period commencing June 1, 1999. During April 2001, ERBC entered into an agreement to convert 467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of June 30, 2001 is the remaining $185,175 related to the above agreements.

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

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest, other costs and extraordinary items. Segment results for are as follows:

                                            U.S.A.            Germany          Elimination       Consolidated
                                         -----------         ----------        -----------       ------------
Six Months Ended June 30, 2000:
------------------------------
Loss before interest and
  extraordinary items                    $  (917,470)       $  (152,798)        $        -        $(1,070,268)
                                         ============       ============        ===========       ============
Depreciation and amortization            $         -        $     9,843         $        -        $     9,843
                                         ============       ============        ===========       ============
Identifiable assets                      $ 6,799,680        $    71,171         $        -        $ 6,870,851
                                         ============       ============        ===========       ============
Six Months Ended June 30, 2001:
------------------------------

Loss before interest and
  extraordinary items                    $  (378,892)       $(1,932,495)        $        -        $(2,311,387)
                                         ============       ============        ===========       ============
Depreciation and amortization            $         -        $   287,865         $        -        $   287,865
                                         ============       ============        ===========       ============
Identifiable assets                      $   174,579        $ 2,325,184         $        -        $ 2,499,763
                                         ============       ============        ===========       ============

ITEM 2. PLAN OF OPERATION

FORWARD LOOKING STATEMENTS. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Advanced Technology Industries, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2000. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, those statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

COMPANY OPERATIONS.

GENERAL. The Company is a development stage company and its efforts have been primarily devoted to technology identification and acquisition, research and development, organizational efforts and raising capital. This discussion provides an analysis of the Company's plan of operation for the next twelve months.

The Company was formed in [ ] to acquire and commercialize new or previously existing but non-commercialized technologies, particularly those developed by scientists and engineers in Israel, Russia, and Germany. Directly or through a subsidiary, the Company may acquire a direct interest in the technology, a right to use the technology, and/or an ownership interest in the entity owning the technology. The acquisition of technologies by the Company may be made by the issuance of stock or securities, cash or other consideration, or a combination thereof.

During the next twelve months, the Company intends to concentrate on (i) commercialization of the resealable beverage packaging technology and products owned by its wholly-owned subsidiary, Reseal Ltd., (ii) commercialization of the nuclear shielding technology licensed from Nurescell Inc., (iii) completion of evaluation of certain other technologies being presently considered and the acquisition thereof, if appropriate, (iv) identification, evaluation, and possible acquisition of additional technologies, and (v) pursuit of the business plans of the International Center of Advanced Technologies, Sibconvers, and the International Laboratory for Nuclear Waste Management.

RESEAL LTD. ("Reseal") was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable aluminum beverage can and a resealable cardboard tetra-pak package. Those products were originally developed by Cetoni GmbH [IS CETONI AN ATI SUBSIDIARY?]. The main emphasis of Reseal over the next twelve months will be on the successful commercialization of its beverage packaging products. Reseal has previously entered into a marketing agreement with The Falcon Group, Ltd. ("Falcon") to provide for the introduction of the resealable products into the European brewery market. The next step in the development of the products is the scheduled production of the first 10,000 machine-fabricated production samples for distribution to beverage producers who have previously expressed a high degree of interest in the resealable beverage cans. At this time, production of those samples is scheduled to begin in [ ]. It is anticipated that production of those samples and general operational expenses will require less than $250,000 over the next twelve months. Reseal believes that it can obtain financing on favorable terms for a substantial portion of that amount from the beverage producers. However, if financing is not available, management believes that Reseal will be able to obtain the necessary funds to pay for the production and operational expenses. The Company does not anticipate any additional significant transactions by Reseal during the next twelve months.

CETONI GMBH. It is anticipated that the main emphasis for Cetoni GmbH ("Cetoni") in the next twelve months will be on the successful commercialization of its automotive accessory products, office products, and consumer products. To date, Cetoni has entered into two distribution agreements with Fackelmann GmbH & Co, a major manufacturer and distributor of household and related goods, for the distribution of two consumer products, i.e., the butter dispenser dish and FruitStripper products. In addition, Cetoni has entered into a distribution agreement with Falcon for distribution of the resealable beverage can. Cetoni intends to continue to seek out product wholesalers with which to enter into distribution agreements.

Cetoni has also entered into manufacturing agreements for certain of its products and will attempt to locate manufacturers for other products. Cetoni will attempt to locate manufacturers in low cost countries in order to obtain the manufacture of its products at the least cost possible in order to maximize the competitiveness of its products. There is, however, no assurance that Cetoni will be able to locate additional distributors or manufacturers for some or all of its products upon favorable terms, if at all.

During the next twelve months, Cetoni will be required to purchase the tooling and equipment required to manufacture its products. It is anticipated that this will amount to approximately $400,000. Cetoni believes that it can obtain financing on favorable terms for a substantial portion of that amount from the manufacturers of the tooling and equipment. However, if financing is not available, management believes that Cetoni will have the necessary funds to pay for the tooling and equipment. The Company does not anticipate any additional significant transactions by Cetoni during the next twelve months.

ATI NUKLEAR AG. ("ATI Nuklear"), the Company's wholly-owned subsidiary, was formed to exploit and market products covered under a license agreement with Nurescell Inc ("Nurescell"), a publicly traded company of which the Company is a major shareholder. The Nurescell nuclear shielding technology is a ceramic product that is lighter than other products and provides for more shielding in many environments than comparable products. ATI Nuklear is presently developing a business plan for the 4 manufacture and marketing of that technology in the Soviet Union and Continental Europe. Nurescell believes that its technology is suited for use in radiation recovery rooms and accelerator rooms for isotope production. That technology may also be used as radiation shielding against hot spots in nuclear power stations and mixed waste applications for stabilization. However, the Company has been informed by Nurescell that the technology has not actually been utilized for any of those purposes. ATI Nuklear is presently testing the Nurescell technology in Russia and Germany to verify its suitability for those applications, as well as others. Nurescell is also developing its technology for use in dry cast containers for the storing of nuclear waste and the coating protection for the [THIS DOESN'T MAKE SENSE: burying of nuclear submarines].

The Company intends to be active in the development and marketing of the Nurescell technology by ATI Nuklear. ATI Nuklear is currently in the process of raising DM30,000,000 in a private placement to fund its future operations. Management believes that ATI Nuklear will be successful in raising the required funds to fully develop its business plan. However, should that funding not be available, management believes that funds will be made available from other sources to build ATI Nuklear's business, although at a slower pace.

INTERNATIONAL CENTER OF ADVANCED TECHNOLOGIES. The Company has entered into an agreement with a Russian company known as The Research Institute of Physics and Engineering to explore the development of an incubator/technology park in the Russian city of Zhelesnogorsk. The proposal is to take a portion of a large underground nuclear complex in that city and develop it into a facility to be known as the International Center of Advanced Technologies ("ICAT") for the conversion of existing companies engaged in nuclear defense technologies into non-nuclear technologies and nuclear waste remediation technologies. During the next twelve months, the Company will be working with a strategic partner to (i) define the portion of the complex that could be used for ICAT, (ii) prepare capital and operating budgets, (iii) locate funding from governmental sources that may be available for ICAT, and (iv) locate additional strategic partners to provide financing, research and development, and marketing services to the companies that may occupy ICAT.

SIBCONVERS. The Company has entered into an agreement with a Russian group to form a Russian company called Sibconvers in which the Company will have a 50% interest. During the next twelve months, Sibconvers will pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the conversion of Russian nuclear defense industries into high-tech non-defense and nuclear remediation enterprises and to retrain nuclear and military researchers, technicians and engineers employed in those industries. Those industries are primarily located in the closed "nuclear cities" situated in Siberia.

INTERNATIONAL LABORATORY FOR NUCLEAR WASTE MANAGEMENT. The Company has entered into an agreement with the Federal Republic of Germany-Nuclear Research facility-Forschungszentrum Juelich Institute fur Sicherheitsforschung and Reaktortechnik and the Institute of Physics and Engineering of Krasnorask State University for the formation of a laboratory to be known as the International Laboratory for Nuclear Waste Management. During the next twelve months, this venture will pursue contracts and programs concerning the research, development, testing, and certification for nuclear waste remediation applications in the closed "nuclear cities" of the Russian Federation.

Polymer Heating Element ("PHE") Technology. - "Flexitech"
---------------------------------------------------------

The Company has previously acquired a 20% ownership interest in the PHE technology. PHE allows for the application of a proprietary polymer thick film onto a polymer, ceramic or metal surface, which, when charged with an energy source, emits heat. The surface to which the film is applied becomes a heating element, thereby allowing for the application of heat directly to the surface to be heated. The more energy supplied to the polymer film, the higher the temperature emitted. The commercial application of the PHE technology may include consumer heating applicances, automotive industry for heated rear view mirrors and industrial machinery requiring heating elements.

Organic Waste Conversion Technology. - Pirocat
----------------------------------------------

The Company has previously acquired a 20% ownership interest in Organic Waste Conversion Technology. This technology represents a process whereby organic elements present primarily in plastics are converted into liquid fuel base produts, which are used to make market grade gasoline, diesel fuel and fuel oils. The process, when fully developed may offer oil products that are both ecologically cleaner and more economical to produce.

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of June 30, 2001, the Company had working capital of $2,645,933, a shareholders' deficit of $400,094 and an accumulated deficit of $9,851,618. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its 5 technologies and/or products.

The Company has not generated any revenue from operations since its inception and it has not been profitable since inception. Although the Company believes that it will generate revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use the Company's technologies and purchase its products, there can be no assurances as to when and whether the Company will be able to commercialize its products and technologies and realize any revenues therefrom. To date, the Company's products and technologies have not been utilized on a large-scale commercial basis. The Company expects that it will continue to generate losses until at least such time as it can commercialize its products and technologies, if ever. No assurance can be given that the Company can complete the development of any technology or that, if any technology is fully developed, that products incorporating the applicable technology can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, the Company is subject to all risks inherent in the establishment of a developing or new business.

During the next twelve months, the Company does not anticipate any significant changes in the numbers of employees employed by it, Cetoni, Reseal or ATI Nuklear. During that period, the Company also does not anticipate incurring significant research and development costs. The Company may, however, incur substantial expenses associated with performing due diligence incident to the investigation of technologies suitable for acquisition. The amount and type of expenses incurred will vary depending on the technology being investigated and it is not possible to project what those expenses might be during the next twelve months.

In order to raise working capital for operation until the Eurotech stock described below could be sold or used for collateral, on October 31, 2000, the Company commenced an offering of $750,000 of six-month promissory notes (the "Note Offering") of which $510,000 was sold. The Company subsequently increased the Note Offering to $1,500,000, and extended the offering period to and including June 30, 2001. An additional $250,000 in notes was sold during the period ending June 30, 2001. The Note Offering has now been further extended until it is fully subscribed or terminated by the Company.

On April 30, 2001, the Company borrowed $240,000 from an individual and issued a promissory note which provided that the loan was due in three months and provided for interest at the rate of 1% per month. The Company issued 410,000 shares of its common stock to the lender as an incentive to make the loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The Company has utilized $220,000 of the funds from that loan to repay a portion of the Note Offering which came due on April 1, 2001.

On May 1, 2001, the Company executed agreements with several bridge lenders to convert bridge loans in the amounts of $180,000 and $150,000 into an aggregate amount of 919,989 shares of the Company's common stock. On that same date, the Company executed an agreement with a related party to convert $467,873 of accrued consulting fees and $60,000 of promissory notes into 3,336,745 shares of the Company's common stock in full satisfaction of the $527,873 due. In addition, on May 1, 2000, the Company executed an agreement with its President to convert $60,000 of outstanding promissory notes into 344,788 shares of the Company's common stock in full satisfaction of the $60,000 due. On May 1, 2001, the Company also executed an agreement with an officer of the Company to convert $50,000 of accrued salary into 316,056 shares of the Company's common stock in full satisfaction of the $50,000 due.

On May ___, 2001, the Company borrowed $100,000 from an individual and issued a promissory note which 6 provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan.

The Company has raised further additional working capital by entering into a loan transaction in the amount of DM120,000 (US $53,571) with Hans-Joachim Skrobanek, who is one of the Company's directors and its President. That loan is evidenced by a six month promissory note dated December 5, 2000. As additional consideration for making that loan, Mr. Skrobanek was issued 53,571 shares of the Company's common stock.

Prior to June 30, 2001, the Company owned [ ] shares of the common stock of Eurotech, Ltd. ("Eurotech"), which is listed on the American Stock Exchange. As of June 30, 2001, the Company sold 1,238,500 shares of the Eurotech stock on the open market, resulting in net proceeds of $ . The Company has also pledged 216,300 of shares of Eurotech as security for a loan in the amount of $273,289.87.

The Company will require additional financing to continue to fund research and development efforts, operating costs and to complete additional technology acquisitions. The Company anticipates that it will be able to raise the needed funds for continuing operations from one or more of the aforementioned sources or through the public or private placement of its securities, debt or equity financing, joint ventures, or the licensing or sale of its technologies and products. However, if the Company is not able to raise the needed capital, it will be required to curtail and possibly discontinue operations. There is no assurance that the Company will be able to continue to operate if additional capital is not obtained. Furthermore, if the Company is required to curtail its operations, that could have a serious negative impact on its ability to proceed with its business plan and to commercialize and/or develop existing technologies and products or to identify and acquire new technologies.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         There are no legal proceedings against the Company and it is not aware that any such proceedings are contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .

(a) Not applicable.

(b) Not applicable.

(c) In April, 2001, the Company privately issued 1,090,000 shares of its common stock to the Glenn A. Cramer Separate Property Trust of September 1, 1987 in exchange for 1,090,000 shares of common stock of Nurescell Inc. Based on the investor's access to Company information and its level of investment sophistication, the shares were issued in reliance on the exemption provided in
Section 4(2) of the Securities Act of 1933 ("Section 4(2)") because no public offering was involved.

On April 18, 2001, the Company entered into an agreement with its President providing for the private issuance of 500,000 shares of the Company's common stock for consulting services provided prior 7 to become an officer and director of the Company. Based on the investor's access to Company information and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) because no public offering was involved.
On May 1, 2001, 3,336,745 shares of the Company's common stock were privately issued to ERBC Holdings Limited, pursuant to a Conversion Agreement dated May 1, 2001 under which ERBC Holdings Limited agreed to convert $467,873 in debt owed to it by the Company into the Company's common stock. Based on the investor's access to Company information and its level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) because no public offering was involved.

On May 1, 2001, the Company executed agreements with several bridge lenders to convert bridge loans in the amounts of $180,000 and $150,000 into an aggregate amount of 919,989 shares of the Company's common stock. Based on the investors' access to Company information and their level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) because no public offering was involved.

On May 1, 2001, the Company also executed an agreement with a related party to convert $467,873 of accrued consulting fees and $60,000 of promissory notes into 3,336,745 shares of the Company's common stock in full satisfaction of the $527,873 due. Based on the investor's access to Company information and its level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) because no public offering was involved.

On May 1, 2001, the Company also executed an agreement with its President to convert $60,000 of outstanding promissory notes into 344,788 shares of the Company's common stock in full satisfaction of the $60,000 due. Based on the investor's access to Company information and his level of investment sophistication, the shares were issued in reliance on the exemption provided in
Section 4(2) because no public offering was involved.

On May 1, 2001, the Company also executed an agreement with an officer of the Company to convert $50,000 of accrued salary into 316,056 shares of the Company's common stock in full satisfaction of the $50,000 due. Based on the investor's access to Company information and his level of investment sophistication, the shares were issued in reliance on the exemption provided in
Section 4(2) because no public offering was involved.

(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 18, 2001, the Company received approval of the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("Plan") from shareholders owning or having the right to vote 20,334,333 shares, which constituted a majority of the outstanding shares. Delaware General Corporation Law ("Law") sections 228(a) and
(c) provide that any action that may be taken at a special meeting of the shareholders, such as approval of the Plan, may be taken by written consent of shareholders holding a majority of the shares of the Company. Section 228(e) of the Law provides that notice of such action be sent to shareholders who have not consented to such action. Pursuant to the Law, May 18, 2001 has been set as the record date for such notice.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following Exhibits are attached hereto:

                          [LIST EACH ATTACHED EXHIBIT]

         (b) The Company filed one report on Form 8-K during the quarter ended June 30, 2001. Such report is dated April 16, 2001 and provided disclosure under Item 5 regarding the Company's acquisition of certain shares of Nurescell. No financial statements were required to be filed with such report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: August 20, 2001             By: /s/ Hans Joachim Skrobanek
                                       --------------------------------
                                       Hans Joachim Skrobanek, President


Dated: August 20, 2001             By: /s/ James Samuelson
                                       --------------------------------
                                       James Samuelson,
                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------


                          [LIST EACH ATTACHED EXHIBIT]