Form 10QSB/A
period 2001-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2001-08-21
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A
                                  -------------

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


The Company was formed in 1995 to acquire and commercialize new or previously existing but non-commercialized technologies, particularly those developed by scientists and engineers in Israel, Russia, and Germany. Directly or through a subsidiary, the Company may acquire a direct interest in the technology, a right to use the technology, and/or an ownership interest in the entity owning the technology. The acquisition of technologies by the Company may be made by the issuance of stock or securities, cash or other consideration, or a combination thereof.

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


RESEAL LTD. ("RESEAL") was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable aluminum beverage can and a resealable cardboard tetra-pak package. Those products were originally developed by Cetoni GmbH, our subsidiary. The main emphasis of RESEAl over the next twelve months will be on the successful commercialization of its beverage packaging products. RESEAL has previously entered into a marketing agreement with The Falcon Group, Ltd.("Falcon") to provide for the introduction of the resealable products into the European brewery market. The next step in the development of the products is the scheduled production of the first 10,000 machine-fabricated production samples for distribution to beverage producers who have previously expressed a high degree of interest in the resealable beverage cans. At this time, production of those samples is scheduled to begin in the third quarter 2001. It is anticipated that production of those samples and general operational expenses will require less than $250,000 over the next twelve months. RESEAL believes that it can obtain financing on favorable terms for a substantial portion of that amount from the beverage producers. However, if financing is not available, management believes that RESEAL will be able to obtain the necessary funds to pay for the production and operational expenses. The Company does not anticipate any additional significant transactions by Reseal during the next twelve months.


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

ATI NUKLEAR AG. ("ATI Nuklear"), the Company's wholly-owned subsidiary, was formed to exploit and market products covered under a license agreement with Nurescell Inc ("Nurescell"), a publicly traded company of which the Company is a major shareholder. The Nurescell nuclear shielding technology is a ceramic product that is lighter than other products and provides for more shielding in many environments than comparable products. ATI Nuklear is presently developing a business plan for the manufacture and marketing of that technology in the Soviet Union and Continental Europe. Nurescell believes that its technology is suited for use in radiation recovery rooms and accelerator rooms for isotope production. That technology may also be used as radiation shielding against hot spots in nuclear power stations and mixed waste applications for stabilization. However, the Company has been informed by Nurescell that the technology has not actually been utilized for any of those purposes. ATI Nuklear is presently testing the Nurescell technology in Russia and Germany to verify its suitability for those applications, as well as others. Nurescell is also developing its technology for use in dry cast containers for the storing of nuclear waste and the coating protection for the final disposal and storage of nuclear waste from nuclear submarines.


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

INTERNATIONAL LABORATORY FOR NUCLEAR WASTE MANAGEMENT. The Company has entered into an agreement with the Federal Republic of Germany-Nuclear Research facility-Forschungszentrum Juelich Institute fur Sicherheitsforschung and Reaktortechnik and the Institute of Physics and Engineering of Krasnoyarsk State University for the formation of a laboratory to be known as the International Laboratory for Nuclear Waste Management. During the next twelve months, this venture will pursue contracts and programs concerning the research, development, testing, and certification for nuclear waste remediation applications in the closed "nuclear cities" of the Russian Federation.

Polymer Heating Element ("PHE") Technology. - "Flexitech"
---------------------------------------------------------

The Company has previously acquired a 20% ownership interest in the PHE technology. PHE allows for the application of a proprietary polymer thick film onto a polymer, ceramic or metal surface, which, when charged with an energy source, emits heat. The surface to which the film is applied becomes a heating element, thereby allowing for the application of heat directly to the surface to be heated. The more energy supplied to the polymer film, the higher the temperature emitted. The commercial application of the PHE technology may include consumer heating appliances, automotive industry for heated rear view mirrors and industrial machinery requiring heating elements.

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

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of June 30, 2001, the Company had working capital of $2,645,933, a shareholders' deficit of $400,094 and an accumulated deficit of $9,851,618. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

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

During May, 2001, the Company borrowed $100,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan.


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


As of June 30, 2001, the Company owned 261,500 shares of the common stock of Eurotech, Ltd. ("Eurotech"), which is listed on the American Stock Exchange. As of June 30, 2001, the Company sold 1,238,500 shares of the Eurotech stock on the open market, resulting in net proceeds of $1,301,703 . The Company has also pledged 216,300 of shares of Eurotech as security for a loan in the amount of $273,289.87.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

On April 18, 2001, the Company entered into an agreement with its President providing for the private issuance of 500,000 shares of the Company's common stock for consulting services provided prior to becoming an officer and director of the Company. Based on the investor's access to Company information and his level of investment sophistication, the shares were issued in reliance on the exemption provided in Section 4(2) because no public offering was involved.


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