Form 10QSB
period 2001-09-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2001-11-28
CIK 1054825

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

             Yes   ( X )                              No   (    )

The number of outstanding shares of the issuer's only class of common stock as of ______________, 2001 was ________________.

Transitional Small Business Disclosure Format (check one):

             Yes   (    )                              No   ( X )

                       ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page Nos.
                                                                       ---------

UNAUDITED CONSOLIDATED BALANCE SHEET                                        1
  September 30, 2001


UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                            2-3
  For the Nine Months Ended September 30, 2000 and 2001
  For the Three Months Ended September 30, 2000 and 2001
  For the Period from Inception (October 25, 1995) to
    September 30, 2001


UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  (DEFICIENCY)                                                            4-10
    For the Period from Inception (October 25, 1995) to
      December 31, 2000 and the Nine Months Ended September
      30, 2001


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                           11-12
  For the Nine Months Ended September 30, 2000 and 2001
  For the Period from Inception (October 25, 1995) to
    September 30, 2001


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                      13-34

                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                         (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                             SEPTEMBER 30, 2001


                                        ASSETS
                                        ------

Current Assets:
  Cash                                                             $     12,223
  Prepaid expenses                                                       91,936
  Loan receivable - Nurescell US                                         99,946
  Securities available-for-sale                                          64,768
                                                                   -------------
        Total Current Assets                                            268,873

Equipment, net of accumulated depreciation of $203,641                  139,955
License, net of accumulated amortization                                766,666
Due from related parties                                                 48,806
Investment and receivables due from unconsolidated affiliate -
  Nurescell US                                                        1,337,460
Security deposit                                                          4,992
                                                                   -------------
        Total Assets                                               $  2,566,752
                                                                   =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------

Current Liabilities:
  Notes payable                                                    $  1,463,012
  Accrued liabilities                                                 1,827,631
  Current portion of obligations under capital leases                     8,453
  Due to related parties                                                247,417
                                                                   -------------
      Total Current Liabilities                                       3,546,513
                                                                   -------------
Long-term portion of obligations under capital leases                       680
                                                                   -------------
      Total Liabilities                                               3,547,193
                                                                   -------------
Commitments and Other Matters (Notes 1,3,4,8,9,10,11 and 13)

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             -
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 42,049,391 shares issued and outstanding                  4,206
  Additional paid-in capital                                         10,574,615
  Accumulated other comprehensive income (loss)                         (53,750)
  Deficit accumulated during the development stage                  (10,934,151)
  Unearned financing costs                                             (526,361)
  Stock subscription receivable                                         (45,000)
                                                                   -------------
      Total Stockholders' Deficiency                                   (980,441)
                                                                   -------------
      Total Liabilities and Stockholders' Deficiency               $  2,566,752
                                                                   =============

See notes to unaudited consolidated financial statements.

                            ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                (A Development Stage Company)

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                             For the Nine Months             For the Period
                                             Ended September 30,             from Inception
                                       -------------------------------      (October 25,1995)
                                            2000              2001         to September 30, 2001
                                       -------------     -------------     ---------------------
Revenues                               $          -      $          -          $          -
                                       -------------     -------------         -------------
Costs and Expenses:
  Research and development                  115,940           590,704             3,608,153
  Stock-based compensation                  270,000           206,250             3,156,869
  Consulting fees                           302,263           696,931             2,148,355
  Other general and administrative
    expenses                              1,244,603           993,496             2,795,195
  Depreciation and amortization
    expense                                  14,244           432,359               666,393
  Interest and amortization of
    debt issuance costs                      57,306           914,600             2,364,637
                                       -------------     -------------         -------------
    Total Costs and Expenses              2,004,356         3,834,340            14,739,602
                                       -------------     -------------         -------------
Other:
  Acquisition of Aberdeen                   650,000                 -               650,000
  Loss (gain) on sale of
    marketable securities                  (815,625)           41,287              (774,338)
  Equity loss of unconsolidated
    affiliate - Nurescell US                      -           281,307               281,307
  Termination fee income                          -          (207,300)             (207,300)
  Minority interest in loss of
    consolidated affiliate                        -           (81,467)             (405,432)
                                       -------------     -------------         -------------
Loss before extraordinary item           (1,838,731)       (3,868,167)          (14,283,839)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                         -                 -             3,349,688
                                       -------------     -------------         -------------
     Net Loss                          $ (1,838,731)     $ (3,868,167)         $(10,934,151)
                                       =============     =============         =============

Basic and diluted loss per share       $       (.12)     $       (.10)
                                       =============     =============
Weighted average shares used in
  basic and diluted loss per share       15,182,578        37,431,667
                                       =============     =============

See notes to unaudited consolidated financial statements.

                       ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                        For the Three Months
                                                        Ended September 30,
                                                   -----------------------------
                                                        2000            2001
                                                   -------------   -------------

Revenues                                           $          -    $          -
                                                   -------------   -------------

Costs and Expenses:
  Research and development                               72,314         245,090
  Stock-based compensation                                    -               -
  Consulting fees                                        97,823         305,200
  Other general and administrative expenses             702,244         113,234
  Depreciation and amortization expense                   4,401         144,494
  Interest and amortization of debt issuance
    costs                                                27,850         440,353
                                                   -------------   -------------
    Total Costs and Expenses                            904,632       1,248,371


Other:
  (Gain) loss on sale of marketable
    securities                                         (815,625)         19,034
  Equity loss of unconsolidated affiliate
  - Nurescell US                                              -          99,599
  Termination fee                                             -        (207,300)
  Minority interest in loss of consolidated
   affiliate                                                  -         (77,171)
                                                   -------------   -------------
Net Loss                                           $    (89,007)   $ (1,082,533)
                                                   =============   =============

Basic and diluted loss per share                   $       (.01)   $       (.03)
                                                   =============   =============
Weighted average shares used in basic and
  diluted loss per share                             15,182,578      41,273,271
                                                   =============   =============

See notes to unaudited consolidated financial statements.

                                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                         (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

See notes to unaudited consolidated financial statements.

                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                      (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                (UNAUDITED)

               FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                              AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

See notes to unaudited consolidated financial statements.

                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARY
                                      (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                               (UNAUDITED)

               FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                              AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

See notes to unaudited consolidated financial statements.

                                         ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                             (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                      (UNAUDITED)

                      FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                    AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

See notes to unaudited consolidated financial statements.

                                            ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                                (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                        (UNAUDITED)

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                      AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

See notes to unaudited consolidated financial statements.

                                         ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                             (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                      (UNAUDITED)

                      FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                     AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                          Accumulated
                                                                    Common Stock           Additional        Other
                                                Date of     ---------------------------     Paid-in      Comprehensive
                                              Transaction      Shares         Amount        Capital      Income (Loss)
                                             ------------   ------------   ------------   ------------   -------------
Nine Months Ended September 30, 2001:
------------------------------------

Balance - December 31, 2000                                  29,281,875     $    2,928    $ 6,368,525    $   294,762

Value assigned to stock as additional
  consideration for financing
  activities                                     01/01          100,000             10         31,240              -
Issuance of stock for 3,500,000
  shares of Nurescell Inc.                       01/01        3,500,000            350      1,093,400              -
Issuance of stock for 1,090,000
  shares of Nurescell Inc.                       04/01        1,090,000            109        566,691              -
Issuance of stock to retire debt from
  related party                                  04/01        3,336,745            334        527,539              -
Issuance of stock on conversion of
  loan                                           04/01          501,812             50        179,950              -
Issuance of stock on conversion of
  loan                                           04/01          418,177             42        149,958              -
Compensatory issuance of stock                   04/01          500,000             50        168,700              -
Issuance of stock on conversion of
  loan from officer                              04/01          344,788             34         54,511              -
Value assigned to stock as additional
  consideration for financing
  activities                                  04/01-06/01       770,000             77        610,023              -
Issuance of stock for accrued
  expenses                                       04/01          316,056             32         49,968              -
Value assigned to stock options
  issued in connection with
  consulting agreement                           04/01                -              -         37,500              -
Cashless exercise of warrants                    07/01           67,857              7             (7)             -
Value assigned to stock as
  additional consideration for
  financing activities                        07/01-09/01     1,046,696            105        489,495              -
Issuance of stock on conversion
  of loan and accrued interest                   07/01          775,385             78        247,122              -
Amortization of unearned financing
  costs                                                               -              -              -
Comprehensive income:
  Net loss                                                            -              -              -
  Other comprehensive income (loss),
    Net of tax:
      Foreign currency transaction
        adjustment                                                    -              -              -        (31,703)
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                                              -              -              -       (316,809)
                                                            ------------    -----------   ------------   ------------
Balance - September 30, 2001                                 42,049,391     $    4,206    $10,574,615    $   (53,750)
                                                            ============    ===========   ============   ============

See notes to unaudited consolidated financial statements.

                                             ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                                (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                         (UNAUDITED)

                          FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) THROUGH DECEMBER 31, 2000
                                         AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                              Deficit
                                            Accumulated                                          Total
                                            During the        Unearned        Receivable      Stockholders'
                                            Development       Financing       on Sale of         Equity         Comprehensive
                                               Stage            Costs            Stock         (Deficiency)     Income/(Loss)
                                           -------------     ------------     ------------     ------------     ------------
Nine Months Ended September 30, 2001:
------------------------------------

Balance - December 31, 2000                $ (7,065,984)     $  (168,256)     $  (45,000)      $  (613,025)

Value assigned to stock as additional
  consideration for financing
  activities                                          -          (31,250)              -                 -
Issuance of stock for 3,500,000
  shares of Nurescell Inc.                            -                -               -         1,093,750
Issuance of stock for 1,090,000
  shares of Nurescell Inc.                            -                -               -           566,800
Issuance of stock to retire debt from
  related party                                       -                -               -           527,873
Issuance of stock on conversion of
  loan                                                -                -               -           180,000
Issuance of stock on conversion of
  loan                                                -                -               -           150,000
Compensatory issuance of stock                        -                -               -           168,750
Issuance of stock on conversion of
  loan from officer                                   -                -               -            54,545
Value assigned to stock as additional
  consideration for financing
  activities                                          -         (610,100)              -                 -
Issuance of stock for accrued
  expenses                                            -                -               -            50,000
Value assigned to stock options
  issued in connection with
  consulting agreement                                -                -               -            37,500
Cashless exercise of warrants                         -                -               -                 -
Value assigned to stock as additional
  consideration for financing
  activities                                          -         (489,600)              -                 -
Issuance of stock on conversion of
  loan and accrued interest                           -                -               -           247,200
Amortization of unearned financing
  costs                                               -          772,845               -           772,845
Comprehensive income:
  Net loss                                   (3,868,167)               -               -        (3,868,167)     $ (3,868,167)
  Other comprehensive income (loss),
    net of tax:
      Foreign currency transaction
        adjustment                                    -                -               -           (31,703)          (31,703)
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                              -                -               -          (316,809)         (316,809)
                                           -------------     ------------     -----------      ------------     -------------
Balance - September 30, 2001               $(10,934,151)     $  (526,361)     $  (45,000)      $  (980,441)     $ (4,216,679)
                                           =============     ============     ===========      ============     =============

See notes to unaudited consolidated financial statements.

                                     ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                        (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                           For the Nine Months Ended           For the Period
                                                                 September 30,                 from Inception
                                                        -------------------------------      (October 25, 1995)
                                                             2000              2001         to September 30, 2001
                                                        -------------     -------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (1,838,731)     $ (3,868,167)         $(10,934,151)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Extraordinary gain                                           -                 -            (3,349,688)
      Loss on sale of marketable securities                        -            41,287              (774,338)
      Equity loss in unconsolidated affiliate                      -           281,307               281,307
      Expenses incurred on behalf of
        unconsolidated affiliate applied to the
        purchase of license                                        -           (79,493)             (405,432)
      Stock-based compensation                               270,000           206,250             3,156,869
      Acquisition of Aberdeen                                650,000                 -               650,000
      Interest and amortization of debt issuance
        costs                                                      -           772,845             1,895,639
      Research and development costs                               -                 -               437,368
      Depreciation and amortization                           14,244           432,359               666,394
      Accrued termination fee income                               -          (207,300)             (207,300)
  Cash provided by (used in) the change in assets
    and liabilities:
      Increase in prepaid expenses and other
        assets                                                (2,899)          (43,155)             (141,928)
      Increase (decrease) in cumulative translation
        adjustment                                            23,756           (31,703)              112,759
      Increase in accrued liabilities                        128,259           751,783             2,339,951
                                                        -------------     -------------         -------------
    Net Cash Used in Operating Activities                   (755,371)       (1,743,987)           (6,272,550)
                                                        -------------     -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                534,375         1,330,561             2,680,561
  Capital expenditures                                      (109,429)          (40,106)             (286,627)
  Investment in Nurescell AG                                (302,167)                -                     -
                                                        -------------     -------------         -------------
    Net Cash (Used In) Provided By Investing
      Activities                                            (122,779)        1,290,455             2,393,934
                                                        -------------     -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options                                -                 -                15,000
  Proceeds from issuance of common stock                      15,000                 -               641,975
  Proceeds from loans                                              -         1,653,986             2,367,557
  Repayment of loans                                               -          (220,000)             (220,000)
  Offering costs                                                   -                 -               (50,000)
  Proceeds from convertible debentures                             -                 -               750,000
  Financing costs                                                  -                 -               (75,000)
  Advances from related parties                              763,323          (903,234)            1,084,047
  Payments under capital lease obligations                    (7,944)           (8,808)              (28,172)
  Repayment of license fee payable                                 -          (155,956)             (594,568)
                                                        -------------     -------------         -------------
    Net Cash Provided by Financing Activities                770,379           365,988             3,890,839
                                                        -------------     -------------         -------------
Increase (Decrease) in Cash                                  137,787           (87,544)               12,223

Cash (Overdraft) - Beginning of Period                       (87,896)           99,767                     -
                                                        -------------     -------------         -------------
Cash - End of Period                                    $     49,891      $     12,223          $     12,223
                                                        =============     =============         =============

See notes to unaudited consolidated financial statements.

                                       ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                           (A Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                    (Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                          For the Nine Months Ended             For the Period
                                                                September 30,                   from Inception
                                                     -----------------------------------      (October 25, 1995)
                                                         2000                   2001         to September 30, 2001
                                                     -----------            ------------     ---------------------
 Cash paid during the period for:
   Interest                                          $        -              $   37,449           $  139,122
                                                     ===========             ===========          ===========
   Income taxes                                      $        -              $        -           $        -
                                                     ===========             ===========          ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING ACTIVITIES:

   Equipment purchased under capital
     lease obligations                               $       -               $       -            $   37,305
                                                     ==========              ==========           ===========
   Convertible debentures and interest
     assumed by Eurotech                             $       -               $       -            $1,212,188
                                                     ==========              ==========           ===========
   Debt converted to equity                          $       -               $ 684,454            $2,244,545
                                                     ==========              ==========           ===========
   Accrued expenses converted to equity              $       -               $ 525,073            $  525,073
                                                     ==========              ==========           ===========

See notes to unaudited consolidated financial statements.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

In August of 2000, the Company acquired a 49% interest in Nurescell AG, a Germany company, which has licensed a technology owned by Nurescell US. During June 2001, the Company acquired 100% interest in Nurescell AG (see Note 4).

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

Reorganization
--------------

Pursuant to an Agreement and Plan of Reorganization, effective January 14, 2000, the Company acquired all the outstanding shares of common stock of Aberdeen Acquisition Corporation ("Aberdeen"), a Delaware corporation, from the shareholders thereof, in an exchange for cash of $150,000, plus 400,000 shares of common stock of the Company valued at $500,000. As a result of this transaction, Aberdeen has become a wholly-owned subsidiary of ATI effective on January 14, 2000. The costs of this transaction were charged to operations during the year ended December 31, 2000.

To date, the Company has not generated any revenues from operations.

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2001. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of September 30, 2001, the Company had an accumulated deficit since inception of $10,934,151.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence (Continued)
-------------------

Management's business plan will require additional financing. To support its operations during the nine months ended September 30, 2001, the Company borrowed $1,360,000 from five individuals and issued various promissory notes. The notes are due between three and six months and provide for interest at the rate of 1% per month. The Company issued 1,916,696 shares of its common stock to the individuals as an incentive to make these loans. In addition, the Company granted these individuals piggyback registration rights for the shares for a period of five years from the date of the loans. During the nine months ended September 30, 2001, various promissory notes that became due during April and July 2001, totalling $684,545, were satisfied by the issuance of 2,419,909 shares of the Company's common stock. During the nine months ended September 30, 2001, the Company sold 1,283,300 shares of its Eurotech stock for $1,330,561. Eurotech's common shares are listed and traded on the American Stock Exchange under the symbol "EUO". The Company entered into an agreement during February 2001, in which it pledged 216,700 shares of its Eurotech stock for a loan in the amount of $273,290, excluding costs and commissions. As of September 30, 2001 the Company has sold all of its unpledged shares of its Eurotech stock.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2001. No assurance can be given that the Company can continue to obtain any working capital and that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

Being a development-stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

At September 30, 2001, investments in companies accounted for under the equity method consist of the following development-stage technology companies:

                                                                  Country of
                                                   % Owned        Operations
                                                   -------        ----------

                Flexitech, Ltd. ("Flexitec")        20.00%            Israel
                Pirocat, Ltd. ("Pirocat")           20.00%            Israel
                Nurescell US                        29.27%     United States
                                                                  of America
                Sibconvers                          50.00%            Russia

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. SFAS No. 130 requires foreign currency translation adjustments and unrealized gains or losses on investments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
130. Accumulated other comprehensive income, at September 30, 2001, consists of the following:


        Foreign currency translation adjustments                   $  112,759
        Unrealized losses on investments                             (166,509)
                                                                   -----------
                                                                   $  (53,750)
                                                                   ===========

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

The Company will adopt SFAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill and other intangible assets. In addition, the Company will be required to measure goodwill and other intangible assets for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management does not believe that this statement will have a material effect on the Company's results of operations and financial position.

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 -  RESEARCH AND DEVELOPMENT AGREEMENT (Continued)

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

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development expenses for the nine months ended September 30, 2001 was $-0-.

There can be no assurance that these development projects will result in useful technologies or that the same will be commercially saleable or profitable.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

ATI Nuklear AG (Formerly known as Nurescell AG)
-----------------------------------------------

On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During July 2001, Nurescell AG changed its name to ATI Nuklear AG during July 2001. The name change was accepted by the German government on November 7, 2001.

In addition, Nurescell AG and Nurescell US executed a license agreement granting an exclusive license to Nurescell AG in the countries of the former Soviet Union, the continent of Europe and the British Isles to manufacture and market a proprietary technology owned by Nurescell US. The technology being licensed is defined in the license agreement by Nurescell US as a material for shielding and internment of radioactive materials, radioactive waste, as well as providing attenuation of x-ray energy. (The license term is until August 15, 2020, or when certain patents expire, which have been applied for by Nurescell US, whichever occurs later.)

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
-----------------------------------------------

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter provided, however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. ATI has agreed to advance the sum of $1,000,000 to Nurescell AG in consideration for its 49% interest therein. As of September 30, 2001, ATI has advanced payments of $594,568 against the license fee directly to Nurescell US. ATI funded $1,068,763 of expenses on behalf of Nurescell AG, which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $405,432, representing Nurescell US share of the funding as of September 30, 2001.

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
----------------------------------------------

In addition, under the terms of this modified agreement, Nurescell US has agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell US has agreed to repay to ATI all monies that ATI has previously paid to, or on behalf of, Nurescell US for its acquisition of a 49% interest in Nurescell AG. As part of the agreement, the Company agreed to continue to finance certain amounts of Nurescell US continued monthly operations on a non-interest bearing basis, advancing a total of $99,946 through September 30, 2001. Nurescell US has executed a convertible promissory note for the above monies due to ATI. Principal and interest on this note shall be all due and payable on demand. The principal and interest may be converted by ATI into shares of the $.001 par value common stock of Nurescell US. Interest is payable at the rate of 10% per annum.

As of September 30, 2001, the Company, Nurescell US and ATI Nuklear AG entered into another agreement pursuant to which, among other things, (i) Nurescell US was released from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG, (ii) Nurescell US agreed that all payments required of ATI Nuklear AG pursuant to the License Agreement (other than 8% royalty payments) were deemed paid in full,
(iii) Nurescell US executed a $1 million convertible promissory note payable to ATI Nuklear AG. The note is secured by (i) 15,000,000 shares of Nurescell US' common stock, (ii) a first priority security interest in Nurescell US' technology and (iii) all royalties from ATI Nuklear AG.

Nurescell US Common Stock
-------------------------

On August 23, 2000, ATI had entered into an Agreement for Purchase of Stock ("Agreement") with Adrian Joseph and his wife, Dianna Joseph (the "Josephs") to purchase 3,500,000 shares of the $.0001 par value common stock of Nurescell US owned by them in consideration for the issuance to the Josephs of 3,500,000 shares of the $.0001 par value common stock of ATI. In addition, the Agreement provides that the Josephs may receive up to an additional 2,000,000 shares of the common stock of ATI in the event that Nurescell AG achieves certain gross revenue numbers over a period of five years. Adrian Joseph was the Chief Executive Office of Nurescell, Inc. until December 4, 2000. The transaction was effective on January 11, 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - ACQUISITIONS (Continued)

Nurescell US Common Stock (Continued)
-------------------------

The ATI shares received by the Josephs are restricted shares. In addition, the Agreement prohibits the Josephs from selling or otherwise transferring in excess of 600,000 shares per year. However, the Agreement provides for the execution of a Registration Rights Agreement giving the Josephs the right to have up to 600,000 shares per year registered over a six-year period. The Josephs have the right to demand registration of their shares each year at their expense, or, if ATI is filing a registration statement to register other shares during that time, to require that their shares be registered at the expense of ATI. In lieu of registering the shares, ATI has the right to purchase the shares at 80% of the average bid price at determined times.

On April 16, 2001, the Company entered into an agreement to purchase 1,090,000 shares of Nurescell US common stock from one of its shareholders in exchange of 1,090,000 shares of the Company's common stock.

As of September 30, 2001, the Company owns 4,590,000 shares of Nurescell US constituting approximately 29.27% of the outstanding shares of Nurescell US.

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

NOTE  5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 216,700 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The fair value of such equity securities at September 30, 2001 was estimated at $64,500. The amortized cost basis was $231,700 and the unrealized loss was $167,200 at September 30, 2001. The Company pledged these remaining shares for a loan in the amount of $273,290, excluding costs and commissions during February 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6 - LICENSING FEES

Licensing fees at September 30, 2001 consisted of the following:

          Licensing fee - discussed in Note 4                    $1,000,000
          Less: Accumulated amortization                            233,334
                                                                 -----------
                                                                 $  766,666
                                                                 ===========

The Company is amortizing this license fee over 5 years, on a straight-line basis, which the Company believes is its economic life.

Amortization expense for the nine months ended September 30, 2001 amounted to $150,000.

NOTE  7 - ACCRUED LIABILITIES

Accrued liabilities at September 30, 2001 consist of the following:

                Professional fees                               $  669,320
                Consulting fees                                    847,075
                Payroll and other taxes                            148,480
                Interest                                            94,072
                Other                                               68,684
                                                                -----------
                                                                $1,827,631
                                                                ===========

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

During the nine months ended September 30, 2001, various obligations on the above notes payable, totalling $684,545 of principal and $7,200 of accrued interest, were satisfied by the issuance of 2,419,909 shares of common stock.

During the nine months ended September 30, 2001, the Company, in order to provide working capital, issued promissory notes, totalling $1,360,000, with maturity dates from three to six months. Interest is payable at the rate of 1% per month. The Company has the option to pay the interest in cash or restricted stock. If the option is exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, the lenders received 1,916,696 shares of the Company's common stock valued at $1,130,950 as an incentive to make this loan. The Company is amortizing the $1,130,950 as interest expense over the term of each promissory note.

NOTE  9 -  INCOME TAXES

The Company has not provided for income taxes for the nine months ended September 30, 2001, as a result of net operating losses incurred since inception.

The components of deferred tax assets and liabilities at September 30, 2001 are as follows:

          Deferred Tax Assets:
            Net operating loss carryforwards                      $1,020,000
            Compensatory element of stock issuances                  840,000
                                                                  -----------
              Total Gross Deferred Tax Assets                      1,860,000

            Less:  Valuation allowance                             1,860,000
                                                                  -----------
              Net Deferred Tax Assets                             $        -
                                                                  ===========

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 -  INCOME TAXES (Continued)

The net change in the valuation allowance for deferred tax assets was an decrease of approximately $79,000 during the nine months ended September 30, 2001.

As of September 30, 2001, the Company had available approximately $2,550,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior years expire during the years 2010 through 2013, and the December 31, 1998, 1999 and 2000 NOL carryforwards expire in the years 2018, 2019 and 2020, respectively.

Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change. The Company's foreign subsidiary has a net operating loss carryforward of approximately $4,076,000. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                       For the Nine Months
                                                       Ended September 30,
                                                       --------------------
                                                        2000          2001
                                                        -----         ----

         Federal statutory rate                        (34.0)%      (34.0)%
         Non-deductible expenses and
           unutilized foreign losses                    32.0         33.0
         Change in valuation allowance                   2.0          1.0
                                                       -------      -------

           Effective rate                                 -0-%         -0-%
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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

In January of 2000, the Company issued 400,000 shares of common stock to the shareholders of Aberdeen in connection with the acquisition of Aberdeen ( Note
1).

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
-----------------------

During the year ended December 31, 2000, the Company issued 218,000 shares of common stock pursuant to consulting arrangements with various consultants. Shares issued under these arrangements were valued at $287,508, which was charged to operations during 2000.

During January and June of 2000, a consultant exercised options and purchased 120,000 shares of the Company's stock for $60,000.

In connection with a private placement of debt during 2000, the Company issued 713,571 shares of common stock as additional consideration to the purchasers.

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

During April 2001, the Company issued in connection with a private placement of debt 770,000 shares of common stock as additional consideration to the purchase.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
-----------------------

During April 2001, the Company issued 316,056 shares of common stock to an officer for the settlement of accrued wages of $50,000.

During July 2001, the Company issued 775,385 shares of common stock in settlement of a promissory note with respect to $240,000 of principal and $7,200 of interest.

During July 2001, the Company issued in connection with a private placement of debt 355,000 shares of common stock as additional consideration to the purchase.

During July 2001, the Company issued 67,857 of its common stock due to a cashless exercise of 112,500 warrants.

During September 2001, the Company issued in connection with a private placement of debt 691,696 shares of common stock as additional consideration to the purchase.

Warrants
--------

At September 30, 2001, there were warrants outstanding to purchase 657,500 shares of the Company's common stock at $.65 per share. The warrants were valued at $453,419 using the Black-Scholes pricing model with the following assumptions:

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Options - Outside the Stock Option Plan (Continued)
--------------------------------------------------

The Company entered into a one year consulting agreement on April 6, 2001 with a public relations company for various consulting and financial professional relations services in connection with the Company's interactions with broker-dealers, financial professionals and analysts. The Company agrees to issue to the consultant options to purchase 150,000 shares of the Company's common stock. Of the options granted, there are 5 blocks of 30,000 warrants at exercise prices of $.50, $.75, $1.00, $1.25 and $1.50. The consultant has the right to convert the options into the Company's common stock on a cashless basis. These options were valued at $.25 each on the grant date.

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan
-----------------

During the year ended December 31, 2000, the Board terminated the 1996 Stock Option Plan.

                                                                 Weighted                            Weighted
                                              Incentive          Average                             Average
                                              Stock              Exercise         Non-Qualified      Exercise
                                              Options            Price            Stock Options      Price
                                             ------------       ----------        -------------      --------
Outstanding - 12/31/00                         470,000          $     .34             615,000        $   .34
                                             ----------         ----------          ----------       --------
Options granted - 01/01-9/30/2001:
  In the plan                                        -                  -                   -              -
Options granted - 01/01-9/30/2001:
  Outside the option plan                            -                  -             150,000           1.00
Options expired/cancelled:
  Outside the plan                                   -                  -                   -              -
Options exercised:
  Outside the plan                                   -                  -                   -              -
                                             ----------         ----------          ----------       --------
Outstanding - 09/30/01                         470,000          $     .34             765,000        $   .47
                                             ==========         ==========          ==========       ========
Composition at 09/30/01:
-----------------------
 2000 stock option plan
   $.34/share)                                 470,000          $     .34             615,000        $   .34
 Options granted outside the
   Plan ($1.00 per share)                            -                  -             150,000           1.00
                                             ----------         ----------          ----------       --------
Outstanding - 09/30/01                         470,000          $     .34             765,000        $   .47
                                             ==========         ==========          ==========       ========

Total Value at Option Price                            $  161,210                            $   359,100
                                                       ===========                           ============
Total Exercisable Value at Option Price                $  161,210                            $   359,100
                                                       ===========                           ============

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

        Options to purchase common stock                           1,235,000
        Warrants to purchase common stock                            657,000
                                                                   ----------
        Total as of September 30, 2001                             1,892,000
                                                                   ==========
        Substantial issuances after September 30, 2001 through November 14, 2001:

             Issuance of shares in connection with
               Promissory notes                                      578,304
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

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes approximated $6,678 during the nine months ended September 30, 2001.

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -  COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. This agreement was extended under the same terms for a one-year period commencing June 1, 1999. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of September 30, 2001 is the remaining $185,175 related to the above agreements.

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SEGMENT REPORTING

The Company's business is organized on a geographic basis, and the Company's Chief Operating Decision Maker assesses performance and allocates resources on this basis. The information provided in the following section is representative of the information used by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest, other costs and extraordinary items. Segment results for the nine months ended Secptember 30, 2000 and 2001 are as follows:

                                                      U.S.A.          Germany         Elimination       Consolidated
                                                   -----------       ----------       -----------       ------------
 Nine Months Ended September 30, 2000:
 ------------------------------------

 Loss before interest and extraordinary
   items                                           $(1,650,727)      $  (181,991)     $ (114,332)       $(1,947,050)
                                                   ============      ============     ===========       ============
 Depreciation and amortization                     $         -       $    14,244      $        -        $    14,244
                                                   ============      ============     ===========       ============
 Identifiable assets                               $ 4,913,080       $   376,513      $        -        $ 5,289,593
                                                   ============      ============     ===========       ============
 Nine Months Ended September 30, 2001:
 ------------------------------------

 Loss before interest and extraordinary
   items                                           $  (451,676)      $(3,416,491)     $        -        $(3,868,167)
                                                   ============      ============     ===========       ============
 Depreciation and amortization                     $         -       $   432,359      $        -        $   432,359
                                                   ============      ============     ===========       ============
 Identifiable assets                               $    64,768       $ 2,501,984      $        -        $ 2,566,752
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

The Company was formed in 1995 to acquire and commercialize new or previously existing but non-commercialized technologies, particularly those developed by scientists and engineers in Israel, Russia, and Germany. Directly or through a subsidiary, the Company may acquire a direct interest in the technology, a right to use the technology, and/or an ownership interest in the entity owning the technology. The acquisition of technologies by the Company may be made by the issuance of stock or other securities, cash or other consideration, or a combination thereof.

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

RESEAL, Ltd. ("RESEAL") was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable aluminum beverage can and a resealable cardboard tetra-pak package. Those products were originally developed by Cetoni GmbH, another Company subsidiary. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its beverage packaging products. RESEAL has previously entered into a marketing agreement with The Falcon Group, Ltd. ("Falcon") to provide for the introduction of the resealable products into the European brewery market. The next step in the development of the products is the scheduled production of the first 10,000 machine-fabricated production samples for distribution to beverage producers who have previously expressed a high degree of interest in the resealable beverage cans. Production of those samples began during the third quarter 2001. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000 over the next twelve months. RESEAL believes that it can obtain financing on favorable terms for a substantial portion of that amount from the beverage producers, suppliers and/or other sources. However, if financing is not available, management believes that RESEAL will be able to obtain the necessary funds to pay for the production, marketing and operational expenses from other sources. The Company does not anticipate any additional significant purchases of capital equipment or addition of employees by RESEAL during the next twelve months.

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

ATI NUKLEAR AG. ATI Nuklear AG ("ATI Nuklear"), the Company's wholly-owned subsidiary, was formed to exploit and market products covered under a license agreement with Nurescell Inc ("Nurescell"), a publicly traded company of which the Company is a major shareholder. The Nurescell nuclear shielding technology is a ceramic product that is lighter than other products and provides for more shielding in many environments than comparable products. ATI Nuklear is presently developing a business plan for the manufacture and marketing of that technology in the Soviet Union and Continental Europe. Nurescell believes that its technology is suited for use in radiation recovery rooms and accelerator rooms for isotope production. That technology may also be used as radiation shielding against hot spots in nuclear power stations and mixed waste applications for stabilization. However, the Company has been informed by Nurescell that the technology has not actually been utilized for any of those purposes. ATI Nuklear is presently testing the Nurescell technology in Russia and Germany to verify its suitability for those applications, as well as others. Nurescell is also developing its technology for use in dry cast containers for the storing of nuclear waste and the coating protection for the final disposal and storage of nuclear waste from nuclear submarines.

The Company intends to be active in the development and marketing of the Nurescell technology by ATI Nuklear. ATI Nuklear is currently in the process of raising DM20,000,000 in a private placement to fund its future operations. Management believes that ATI Nuklear will be successful in raising the required funds to fully develop its business plan. However, should that funding not be available, management believes that funds will be made available from other sources to build ATI Nuklear's business, although at a slower pace. Should funds not be available, then the business plan of ATI Nuklear AG would require significant scaling down.

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

ORGANIC WASTE CONVERSION TECHNOLOGY

The Company has previously acquired a 20% ownership interest in organic waste conversion technology. This technology represents a process whereby organic elements present primarily in plastics are converted into liquid fuel base products, which are used to make market grade gasoline, diesel fuel and fuel oils. The process, when fully developed, may offer oil products that are both ecologically cleaner and more economical to produce.

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of September 30, 2001, the Company had working capital of $(3,277,640), a shareholders' deficit of $980,441 and an accumulated deficit of $10,934,151. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

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

During the next twelve months, the Company does not anticipate any significant changes in the numbers of employees employed by it, Cetoni, RESEAL or ATI Nuklear. During that period, the Company also does not anticipate incurring significant direct research and development costs. The Company may, however, incur substantial expenses associated with performing due diligence incident to the investigation of technologies suitable for acquisition. The amount and type of expenses incurred will vary depending on the technology being investigated and it is not possible to project what those expenses might be during the next twelve months.

As of September 30, 2001, the Company, ATI and ATI Nuklear AG (formerly known as Nurescell AG) entered into a modification agreement pursuant to which, among other things, (i) the Company was release from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG, (ii) the Company agreed that all payments required of ATI Nuklear AG pursuant to the AG License (other than the 8% royalty payments) were deemed paid in full, (iii) the Convertible Note was cancelled and (iv) the Company executed a $1,000,000 secured convertible promissory note payable to ATI Nuklear AG bearing interest at 8% per annum. Principal and interest shall be paid in 32 equal monthly payments of $34,805.42 each, beginning on January 31, 2002. Any remaining principal balance and accrued interest is due and payable on September 30, 2004. The note is secured by (i) 15,000,000 shares of the Company's common stock and (ii) first priority security interest in the Company's "Technology" and (iii) all royalties due to ATI Nuklear AG.

In order to raise working capital for operation, on October 31, 2000, the Company commenced an offering of $750,000 of six-month promissory notes (the "Note Offering") of which $510,000 was sold. The Company subsequently increased the Note Offering to $1,500,000, and extended the offering period to and including September 30, 2001. An additional $1,360,000 in notes was sold during the period ending September 30, 2001. The Note Offering has now been further extended until it is fully subscribed or terminated by the Company.

As of September 30, 2001, the Company owned 216,300 shares of the common stock of Eurotech, Ltd. ("Eurotech"), which is listed on the American Stock Exchange. As of September 30, 2001, the Company had previously sold 1,283,300 shares of the Eurotech stock on the open market, resulting in net proceeds of $1,339,561. The Company has pledged its remaining 216,300 of shares of Eurotech as security for a loan in the amount of $273,289.87.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan.

Also on July 13, 2001, an officer of the Company advanced $10,000 pursuant to a promissory note which provides that the loan is due in three in three months and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan.

On July 30, 2001, the Company executed an agreement with a bridge lender to convert bridge loans in the principal amount of $240,000 plus $7,200 in interest into an aggregate amount of 775, 286 shares of the Company's common stock.

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan.

The Company entered into an agreement with a bridge lender having an Effective Date of September 10, 2001 and issued a promissory note which provides that the loan is due January 31, 2001 and provides for interest at the rate of 1% per month. Under the agreement, the Company borrowed $305,000 during the filing period. The Company issued 691,696 shares of its common stock to the lender as an incentive to make that loan.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During 2001 the Company issued 67,857 shares of its common stock to a warrant holder under a cashless warrant exercise.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan.

Also on July 13, 2001, an officer of the Company advanced $10,000 pursuant to a promissory note which provides that the loan is due in three in three months and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan.

On July 30, 2001, the Company executed an agreement with a bridge lender to convert bridge loans in the principal amount of $240,000 plus $7,200 in interest into an aggregate amount of 775, 286 shares of the Company's common stock.

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan.

The Company entered into an agreement with a bridge lender having an Effective Date of September 10, 2001 and issued a promissory note which provides that the loan is due January 31, 2001 and provides for interest at the rate of 1% per month. Under the agreement, the Company borrowed $305,000 during the filing period. The Company issued 691,696 shares of its common stock to the lender as an incentive to make that loan.

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

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: November 19, 2001             By: /s/ Hans Joachim Skrobanek
                                       --------------------------------
                                       Hans Joachim Skrobanek, President

Dated: November 19, 2001             By: /s/ James Samuelson
                                       --------------------------------
                                       James Samuelson,
                                       Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------