Form 10KSB
period 2001-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2002-04-16
CIK 1054825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                           Commission File No. 0-23761

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

At April 15, 2002 there were 23,125,052 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $29,600,066 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $1.28 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At April 15, 2002, a total of 46,270,605 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

PART I

ITEM 1. Description of Business

BUSINESS DEVELOPMENT

         Advanced Technology Industries, Incorporated (the "Company", "we" or "us"), was incorporated under the laws of the State of Delaware on October 25, 1995. We were organized to identify, assess, acquire and capitalize on innovative technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating in Israel, Russia, Germany and the United States.

         Our principal activities include identifying, reviewing and assessing technologies for their commercial applicability and potential. During the period from January 1, 2001 through December 31, 2001, we engaged in the following activities;

         Formed RESEAL, Ltd, a Delaware corp., to hold the Company's ownership of two proprietary resealable beverage packaging products and successfully commercialize the products, which is now 96% owned by us.

         We formed SIBCONVERS, a Russian joint-stock company, in which we now hold a 50% ownership interest. This company will pursue programs offered by various governmental agencies of Russia, the United States, and the European Union for the conversion of Russian nuclear defense industries into high tech non-defense and nuclear remediation enterprises and to re-train nuclear and military researchers, technicians and engineers employed in these industries. These industries are primarily located in the closed "Nuclear Cities" situated in Siberia.

         We formed Container Engineering, a Russian joint-stock company, in which we own 50%. This company was formed to exploit and manufacture silicon carbide technologies developed by Russian scientists.

         We formed International Center for Advanced Technologies, a Russian joint-stock company. The company has entered into an agreement with a Russian company known as The Research Institute of Physics and Engineering to explore the development of an incubator/technology park in the Russian city of Zhelesnogorsk. The proposal is to take a portion of a large underground nuclear complex in that city and develop it into a facility to be known as the International Center of Advanced Technologies ("ICAT") for the conversion of existing companies engaged in nuclear defense technologies into non-nuclear technologies and nuclear waste remediation technologies.

         During 2001, we acquired a 29% interest in Nurescell Inc., a Nevada corporation. On January 11, 2001 we acquired a total of 3,500,000 shares of Nurescell Common Stock from trusts controlled by Adrian and Diana Joseph in exchange for the issuance of 3,500,000 shares of our Common Stock and a proxy giving voting right for the stock to Mr. Kurt Seifman for a period of six years. On April 16, 2001 we executed an agreement with a shareholder of Nurescell,

Inc., Glenn A. Cramer, to exchange 1,090,000 shares of our common stock for 1,090,000 shares of stock of Nurescell, Inc. The agreement also granted piggy-back registration rights to the shareholder. This transaction was reported on Current Form 8-K which was filed on April 30, 2001.

         We acquired the remaining 51% of ATI Nurescell AG from Nurescell Inc and renamed the company ATI Nuklear AG. ATI Nuklear is a German company engaged in the development of radiation shielding and nuclear waste storage and transportation. We owned 49% of ATI Nuklear AG prior to entering into this agreement.

         We formed the International Laboratory for Nuclear Waste Management. In forming this lab, we entered into an agreement with the Federal Republic of Germany nuclear research center (Forschungszentrum Juelich Institute fur Sicherheitsforschung and Reaktortechnik) and the Institute of Physics and Engineering of the State University of Krasnoyarsk to develop new methods or treating, transporting and storing nuclear waste.

BUSINESS OF ISSUER

         We acquire interests in a portfolio of technologies and companies. Daily operation of our companies in which we have stock ownership is handled directly by each company's existing management. All acquired technologies and companies function fully autonomous of us. When we acquire an interest in a company, we negotiate for representation on its board of directors. Our designated representative is responsible for monitoring all aspects of our investment and reporting material events directly to our Board of Directors. In instances where we own a controlling interest in a portfolio company, we have the ability to direct the development, marketing, and commercialization of products. However, where we own only a minority interest or do not otherwise exercise control over a portfolio company we must rely upon and be governed by the decisions of management of those companies concerning those matters. In addition, where we have a non-controlling interest in a portfolio company, in the absence of other agreements (such as revenue sharing agreements), we will earn revenues from the portfolio company only in the form of dividends which may be declared by the portfolio company only in the form of dividends which may be declared by the portfolio company and the declaration of said dividends are solely within the discretion of the Board of Directors of the portfolio company.

PORTFOLIO TECHNOLOGIES AND COMPANIES
------------------------------------

Described below are the various technologies in which we presently own an interest.

         During April, 1999, we acquired a 20% equity interest in each of two Israeli companies, Flexitech, Ltd. ("Flexitech") and Pirocat, Ltd. ("Pirocat"). Flexitech has developed a heating element, which can be printed on a thin film substrate, and Pirocat has developed a technology, which allows for conversion of plastic waste into fuel, which can be used to produce gasoline, diesel fuel, and heating oil.

         We purchased our interest from Ofek Le-Oleh Foundation, Ltd. (the "Foundation"), an Israeli company with the authority to manage and distribute Israeli government funds needed to create the infrastructure for incubation technologies, which holds the remaining 80% interest. The agreements require us to pay $60,000 for our equity stake in each company, payable in four $15,000 tranches, all of which has been paid. Additionally, we have been granted an option to purchase an additional 25% of the common equity of each company from the Foundation for a sum to be mutually determined when and if we decide to exercise the option. These options are exercisable for a period of 90 days commencing after the first year of the Development Period (defined in each agreement as the period during which the Foundation or the Israeli Technology Company is being financed by the government of Israel, and generally a period of two years commencing as of the date of registration of the project as an Israeli corporation). Further, we have entered into an oral agreement with the inventors of each technology which permit us to (i) acquire from them an additional 31% of each corporation's common equity, which verbal options are exercisable at any time during the Development Period, each at an exercise price to be negotiated in the future, (ii) acquire from the inventor of the technology the shares of each company's stock which he has the option to acquire from the Foundation, and
(iii) direct the voting of the common equity in said entities owned by the inventors of each of the technologies, giving us voting control of each of Flexitech and Pirocat. There is no assurance that if and when such options become exercisable we will have sufficient funds to exercise any of them.

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

         Each of Flexitech and Pirocat are required to pay the Foundation a royalty equal to 3% of the total annual revenues generated from the technologies or products derived therefrom for the first three years after execution of the respective agreements governing the transfer of the technology to us. The royalty payment increases to 4% for the next three years, and finally to 5% for the three years thereafter until all funds invested by the Foundation in each of Flexitech and Pirocat have been repaid.

         We have the right to appoint one director on each of Flexitech's and Pirocat's Board of Directors, which is comprised initially of four persons: Two directors appointed by the Foundation, a third director appointed by the scientist, and our director. All decisions of the Board must be carried by a majority of the directors.

A. Polymer Heating Element ("PHE") Technology.

         PHE technology allows for the application of a proprietary polymer thick film onto a polymer, ceramic or metal surface, which, when charged with an energy source, emits heat. The surface to which the film is applied becomes a heating element, thereby allowing for the application of heat directly to the surface to be heated. The more energy supplied to the polymer film, the higher the temperature emitted. The heating element involved is highly conductive, flexible and energy efficient. The proprietary film, which forms the basis of the PHE technology, may be applied onto multidimensional surfaces. The advantages of the PHE technology over other existing heat sources include its higher heat dissipation from the unit surface on the surface to be heated, its durability, versatility, very low thermal mass and high price competitiveness with similar heat technologies. The commercial applications of the PHE technology may include consumer heating appliances, automotive industry for heated rear view mirrors and industrial machinery requiring heating elements.

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

EKOR COMPOUND TECHNOLOGY

         On November 30, 1999, we acquired an interest which entitles us to receive 2% of the gross revenues generated by Eurotech (the "EKOR Compound") from Eurotech, Ltd., a former affiliate disclosed in their entirety in our Form 10-K for the period ending December 31, 2000. EKOR Compound is a patented silicon geo-polymer developed by scientists at the Kurchatov Institute in Moscow, Russia, specifically designed and developed for possible containment of ecologically hazardous radioactive materials that persist from the 1986 explosion of the Chernobyl Nuclear Power Plant Reactor 4 in Chernobyl, Ukraine. Application of the EKOR Compound foam layer is intended to contain radioactive dust in an enclosed area by forming a permanent barrier between the soil and the air thus trapping the contamination. Eurotech, Ltd. has advised us that in tests conducted at the Kurchatov Institute, the EKOR Compound has been shown to be highly resistant to radiation and structural degradation from exposure to radiation, and is fire-resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties. Eurotech has stated that in high dosage radiation tests, the EKOR compound has met or exceeded all specifications for containment materials developed by the Chernobyl authorities. Eurotech has exclusive licensing rights to the production and application of this compound, with the exception of the Former Soviet Union, and is marketing it to the nuclear waste industry as a tested material capable of containing radioactive waste for hundreds of years. Eurotech has publicly stated that the EKOR compound has completed preliminary field and laboratory testing and Eurotech has begun commercialization of the product.

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

Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. The markets for Cetoni's products are automotive accessory (Tool Star, Rain Safe, Car Plus and Ring Memory), healthcare (Pharmaceutical packaging and Table Boy), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office (Desk Organizer) and general consumer markets (Light Boy, Inflatable Umbrella, Mega Contour, Cleaning Center, Alarm Transmission System and Multi-Table System). Cetoni markets its products by way of strategic partnerships and through entering into global distribution agreements with major product wholesalers. It is anticipated that Cetoni will devote the majority of its focus during 2002 on the successful commercialization of RESEAL, Ltd.'s products, which it developed.

RESEAL, Ltd.

         RESEAL was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable aluminum beverage can and a resealable cardboard tetra-pak package. Those products were originally developed by Cetoni GmbH, another Company subsidiary. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its beverage packaging products. Cetoni previously entered into a marketing agreement with The Falcon Group, Ltd. ("Falcon") to provide for the introduction of the resealable products into the European brewery market, which RESEAL is the successor. In December 2001, we entered into an agreement whereby we sold a 2.75% equity stake in RESEAL to an accredited investor for $275,000. Furthermore, in January 2002, we entered into an agreement with the same party and sold an additional 1.25% equity stake in RESEAL for $125,000. We currently own 96% of RESEAL.

ATI Nuklear AG

         In June 2001, we acquired the remaining 51% of Nurescell AG from Nurescell Inc and changed the name of Nurescell AG to ATI Nuklear AG. The name change was accepted by the German government on November 7, 2001.

         On June 11, 2001, ATI entered into a new agreement to modify its license agreement with Nurescell Inc. Under the terms of this new agreement, ATI has an exclusive and transferable right to Nurescell Inc. proprietary technology in certain countries in Europe and Asia. ATI Nuklear is required to pay Nurescell Inc. a royalty for the utilization of the technology and products in the amount of 8% of the net sales of the Nurescell Inc. technology. Net sales are defined as gross sales, less discounts, rebates, credits and freight.

         In addition, under the terms of this modified agreement, Nurescell Inc. agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell Inc. has agreed to repay to ATI all monies that ATI has previously paid to, or on behalf of, Nurescell Inc. for its acquisition of a 49% interest in Nurescell AG. As part of the agreement, ATI agreed to continue to finance Nurescell Inc's continued monthly operations on a non-interest bearing basis through December 31, 2001. Nurescell Inc. has also executed a convertible promissory note for the monies due to ATI up to and including the date of this agreement. Principal and interest on this note shall be all due and payable on demand. The principal and interest may be converted by ATI into shares of the $.001 par value common stock of Nurescell Inc. Interest is payable at the rate of 10% per annum.

         As of September 30, 2001, ATI, Nurescell Inc. and ATI Nuklear AG entered into another agreement pursuant to which, among other things, (i) Nurescell US was released from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG, (ii) Nurescell Inc agreed that all payments required of ATI Nuklear AG pursuant to the License Agreement (other than 8% royalty payments) were deemed paid in full, (iii) Nurescell Inc. amended its June 11, 2001 promissory note to the following terms: $1 million convertible promissory note payable to ATI Nuklear AG. The note is secured by (i) 15,000,000 shares of Nurescell Inc's common stock, (ii) a first priority security interest in Nurescell Inc.'s technology and (iii) all royalties from ATI Nuklear AG.

Nurescell Inc.

         On August 23, 2000 we entered into an Agreement For Purchase of Stock with Adrian Joseph and his wife Dianna Joseph to purchase 3,500,000 shares of the $0.0001 par value common stock of Nurescell Inc. owned by them in consideration for the issuance to the Joseph's of 3,500,000 shares of the $0.0001 par value common stock of ATI. In addition, the voting rights of the Joseph shares of ATI are held in an irrevocable proxy with Kurt Seifman for a period of six years. Also, the Agreement provides that the Josephs may receive up to an additional 2,000,000 shares of the common stock of ATI in the event that ATI Nuklear achieves certain gross revenue numbers over a period of five years. The shares of Nurescell Inc. to be received by ATI constitute approximately 22.9% of the outstanding shares of Nurescell Inc. This transaction was concluded on January 11, 2001.

         The shares to be received by the Josephs are restricted shares. In addition, the Agreement prohibits the Josephs from selling or otherwise transferring in excess of 600,000 shares per year. However, the Agreement provides for the execution of a Registration Rights Agreement giving the Josephs the right to have up to 600,000 shares per year registered over a six year period. The Josephs have the right to demand registration of their shares each year at their expense, or, if ATI is filing a registration statement to register other shares during that time, to require that their shares be registered at the expense of ATI. In lieu of registering the shares ATI has the right to purchase the shares at 80% of the average bid price at determined times. The Agreement also provides for the execution of an Irrevocable Proxy by the Josephs, which would give Mr. Kurt Seifman the right to vote any of the shares received by the Josephs under the Agreement for a period of six years. Mr. Seifman and ERBC Holdings, Ltd., which he owns, own as of December 31, 2001 17,988,578 shares of the outstanding $0.0001 per value common stock of ATI, which constitutes approximately 42.23% of the outstanding shares of ATI as of December 31, 2001. The transaction closed on January 11, 2001. These transactions were reported on Current Form 8-K's filed on September 7, 2000 and January 22, 2001.

INTERNATIONAL CENTER OF ADVANCED TECHNOLOGIES.

         The Company has entered into an agreement with a Russian company known as The Research Institute of Physics and Engineering to explore the development of an incubator/technology park in the Russian city of Zhelesnogorsk. The proposal is to take a portion of a large underground nuclear complex in that city and develop it into a facility to be known as the International Center of Advanced Technologies ("ICAT") for the conversion of existing companies engaged in nuclear defense technologies into non-nuclear technologies and nuclear waste remediation technologies. During 2002, the Company will be working with a strategic partner to (i) define the portion of the complex that could be used for ICAT, (ii) prepare capital and operating budgets, (iii) locate funding from governmental sources that may be available for ICAT, and (iv) locate additional strategic partners to provide financing, research and development, and marketing services to the companies that may occupy ICAT.

SIBCONVERS.

         The Company has entered into an agreement with a Russian group to form a Russian company called Sibconvers in which the Company will have a 50% interest. During 2002, Sibconvers will pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the conversion of Russian nuclear defense industries into high-tech non-defense and nuclear remediation enterprises and to retrain nuclear and military researchers, technicians and engineers employed in those industries. Those industries are primarily located in the closed "nuclear cities" situated in Siberia.

INTERNATIONAL LABORATORY FOR NUCLEAR WASTE MANAGEMENT.

         The Company has entered into an agreement with the Federal Republic of Germany-Nuclear Research facility-Forschungszentrum Juelich Institute fur Sicherheitsforschung and Reaktortechnik and the Institute of Physics and Engineering of Krasnoyarsk State University for the formation of a laboratory to be known as the International Laboratory for Nuclear Waste Management. During 2002, this venture will pursue contracts and programs concerning the research, development, testing, and certification for nuclear waste remediation applications in the closed "nuclear cities" of the Russian Federation.

CURRENT OPERATIONS

         The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. Currently, we have the primary emphasis on product development, dependability, patentability and commercialization of our acquired technology. As a part of our day-to-day operations, our employees and consultants review a number of technologies, innovations, ideas and intellectual properties with the purpose of evaluating the novelty of a technological idea, assessing additional research and development investment required to bring an invention to a point where it may be commercially exploited, and prospects for patentability and marketability of a reviewed technology. We also estimate the costs and time required to complete research and development of a technology necessary to achieve commercial viability as well as the initial steps required for introducing the technology to the market, e.g. production of samples and development of marketing strategy and documentation required to obtain patent protection covering the technology. A proposed acquisition of an invention or technology is usually accomplished by means of equity investment, purchase, assignment and licensing arrangements directly from the scientists or technology developers.

         We have not generated any revenues from any of our acquired technologies, and we are currently operating at a loss. We will require additional funding to achieve our growth objectives. If we do not receive additional funding, we will not be able to pursue the intended marketing plan and, in such case, may not be able to successfully conduct our operations. There is no assurance that we will be successful in marketing any of our technologies or in generating any meaningful revenues from operations.

MARKETING AND DISTRIBUTION
--------------------------

         Our primary business focus is the acquisition and commercialization of advanced technologies and the commercial products that result from these efforts. We anticipate that beverage packaging and radioactive contamination containment industries will be the primary markets for our products and technologies during 2002. We have limited experience in marketing of products and services in these fields and intend to rely on licensing and joint venture opportunities with multi-national companies for the marketing and sale of its technologies. Consequently, we will rely on our distribution partners and affiliates to market our technologies worldwide.

         We believe that several of our acquired technologies and products are ready for commercialization and marketing specifically our beverage packaging products. As a result, we will devote significant business activities and resources to the successful commercialization and marketing of our acquired technologies and products. We also have little experience marketing products of a technological or consumer nature. The introduction of a new product or technology into the market place requires vast capital resources and an increase in corporate personnel. Our product marketing relies on the development of strategic alliances with global distributors. This places the burden of marketing the products directly on the strategic partners and keeps our cost risk low and reduces the amount of capital resources we need to operate successfully. Conversely, the risks include the inability to locate the proper partner and or the partner is ineffective.

         Cetoni entered into an agreement, during 2000, with the Falcon Group Ltd., for the exclusive marketing rights of the resealable can technology, Developed by Cetoni, for the European Brewery market.

         On August 3, 2001, we entered into an agreement with Styner+Bienz for the production of samples of our resealable beverage can and conducting certain tests required for commercialization of the product.

COMPETITION
-----------

         Competition in all of the areas in which we own and propose to purchase technologies is intense. We compete against a wide range of companies, universities, think tanks, consumer product companies and others, most which possess substantially greater financial and marketing resources and experience than us. Competition in our core business segments is typically based on product recognition and acceptance, price, and sales and marketing expertise and resources. Any one or more of our competitors or other enterprises not presently identified by or known to us may develop technologies and/or products which are superior to ours, less expensive than our products and technologies or market more successfully existing or new competing products and technologies. To date, we have not generated any revenues from our products or technologies and are competing against companies that may have significantly greater financial and human resources.

RESEARCH AND DEVELOPMENT
------------------------

         In the fiscal year ended December 31, 2001, we spent $__________ on research and development.

         By comparison, in the fiscal year ended December 31, 2000, we spent $_____ on research and development.

         We are not aware of any U.S. or foreign laws or regulations that govern the marketing, sale or use of any of its present technologies, other than U.S., Russian and Western European environmental safety laws and regulation pertaining to the containment and remediation of radioactive contamination and the toxicity of materials used in connection therewith (in the case of the EKOR and Nurescell materials). Based on the results of tests conducted at the Kurchatov Institute Eurotech believes that the EKOR compound meets applicable U.S. and German regulatory standards. Based on the results of tests conducted at the University of Missouri and by various Russian and German institutes, Nurescell believes that their material meets applicable U.S. and German regulatory standards. However, there can be no assurance that more stringent or different standards may not in the future be adopted or applied depending on EKOR or Nurescell's intended use, or that if adopted or applied, they will not materially increase the cost to Eurotech and Nurescell of licensing and using the EKOR and Nurescell compounds, or prevent their use altogether. Moreover, there can be no assurance that any or all jurisdictions in which we presently operate or in the future may conduct our business will not enact laws or adopt regulations which increase the cost of or prevent us from licensing or marketing its other technologies or otherwise doing business therein. Particularly in the case of Russia, the enactment of such laws or the adoption of such regulations may have a presently unquantifiable, substantial adverse impact on our financial condition, business and business prospects.

INTELLECTUAL PROPERTY
---------------------

         Set forth below is a description of all intellectual property rights owned by us, Cetoni and ATI Nuklear AG.

         Israeli PHE and Waste Conversion Patents. We have entered into exclusive patent arrangements with Flexitech and Pirocat covering Heating Element and Waste Conversion technologies. Patent applications for these technologies have been filed in Israel.

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

         Cetoni has applied for patents covering twenty-two products developed through its in-house research and development department in the major industrial countries in the world. Currently, Cetoni plans to focus its intellectual property efforts on the continued development of new beverage packaging products to compliments those its has already developed.

         Nurescell Inc. has been granted patents in the United States and Pakistan. Additionally, Nurescell has filed for patent protection in the major countries in North America, Europe, Asia and South America.

EMPLOYEES
---------

         We currently employ 15 full-time and one part-time employees. We engage a number of independent consultants to assist in the identification, assessment, acquisition and marketing of technologies in the regular course of our business. Our subsidiary, Cetoni, currently employs seven full-time and one part-time employee. Cetoni's employees engage in product research, development and marketing. ATI Nuklear currently employs three employees and four consultants. We believe that we have good relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive offices are at Berlin, Germany. The 800 square foot executive space is located at Taubenstrasse 20, D-10117, Berlin, Germany with a monthly rent of approximately $3,578 and a lease with a remaining term of 4 years. Our telephone number is (49) 30 201-7780. RESEAL's executive offices are also located in the offices of the Company.

         Cetoni's principal executive offices are located in a 220 square meter space at Patriching 26, D-94034, Passau, Germany. The facility is leased with a monthly rent of $750 with no expiration date. The facility is leased from a family member of the former principal shareholder of Cetoni.

         ATI Nuklear AG maintains its executive office space adjacent to our executive offices in Berlin, German. The 100 square meter executive space is leased for a period of four years at a monthly rent of approximately $3,400.

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

PREFERRED STOCK

         Currently, no shares of Preferred Stock have been designated by the Board of Directors. The Board of Directors has the authority, without further action by the holders of the Common Stock, to issue Preferred Stock in one or more series and to fix as to any such series the dividend rate, redemption prices, preferences on liquidation or dissolution, sinking fund terms, if any, conversion rights, voting rights and any other preference or special rights and qualifications. Shares of Preferred Stock issued by the Board of Directors could be utilized, under certain circumstances, as a method of raising additional capital, for possible acquisitions or for any purpose. The Board of Directors has not authorized the issuance of any series of Preferred Stock and there are no agreements, understandings or plans for the issuance of any Preferred Stock.

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

2000                                High             Low
-------                            -------          -------
First Quarter                      3.00             1.50
Second Quarter                     3.0625           1.50
Third Quarter                      2.00              .96875
Fourth Quarter                      .9375            .15625

2001                                High             Low
-------                            -------          -------
First Quarter                         .50              .22
Second Quarter                       1.91              .19
Third Quarter                         .85              .22
Fourth Quarter                        .40              .22

         There were approximately 151 shareholders of record of common stock as of April 15, 2001. We believe that there are an addition 300 who hold their shares in street name.

         There are currently fifteen active market makers of our common stock consisting of, Fleet Trading Division of Fleet Securities, GVR Company, Hill

Thompson Magid and Co. Inc., Herzog, Heine, Geduld, Inc., Knight Securities, Inc., Ladenburg Thalmann & Co., Wm V. Frankel & Co., Sierra Brokerage Services, Paragon Capital Corporation, Meyerson (M.H.) & Co. Inc., Schwab Capital Markets LP, Phillip Louis Trading, Inc., Ladenburg Capital Management Inc., North American Institutional Brokers and V Finance Investments Inc..

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

SALE OF UNREGISTERED SHARES

         During the last three years we have sold securities which were not registered under the Securities Act of 1933 (the "Act"). The transactions not reported in our previously filed quarterly reports are as follows:

         We entered into an agreement with a bridge lender having an Effective Date of September 10, 2001 and issued a promissory note which provides that the loan is due January 31, 2001 and provides for interest at the rate of 1% per month. Under the agreement, the Company borrowed $560,000. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan.

         On November 27, 2001, the Company borrowed $10,000 for an individual and issued a promissory note which provide that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. .

         On December 3, 2001, we entered into agreements with two bridge lenders representing a total of $350,000 in principal amount of notes to extend the maturity date of those notes for an additional 90 days. We issued a total of 700,000 shares of common stock as additional consideration to the bridge lenders for their agreement to extend the maturity date.

         Also in December, we entered into an agreement with a bridge lender representing $260,000 in principal amount of notes to extend that maturity date of those notes for an additional 60 days. We issued a total of $520,000 shares of common stock as additional consideration to the bridge lenders for their agreement to extend the maturity date.

         On December 6, 2001 we issued 250,000 shares of common stock to an individual for past and future services, valued at $62,475.

         On December 17, 2001, we issued 350,000 shares of our restricted common stock in consideration for past legal services in the amount of $87,465.

         On December 17, 2001, we issued an aggregate of 750,000 shares of our common stock to individuals who had previously provided consulting services to the company. The value of these services where $187,425.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the remainder of this Annual Report on Form 10-KSB including, but not limited to, the financial statements and notes thereto included herein.

PLAN OF OPERATION
-----------------

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

         During the next twelve months the Company intends to concentrate on (i) the commercialization of certain products of RESEAL, Ltd, our 96% owned subsidiary, (ii) commercialization of technologies licensed or developed by ATI Nuklear (iii) completion of evaluation of technologies being presently considered and the acquisition thereof if appropriate, and (iv) identification, evaluation, and possible acquisition of additional technologies and v) pursuit of the business plans of the International Center of Advanced Technologies, Sibconvers, and the International Laboratory for Nuclear Waste Management.

         We anticipate that we will incur significant capital costs for the continued development of technologies for ATI Nuklear.

         We will require additional financing to continue our planned operations during 2002. Management believes that it will be able to raise the necessary financing to continue planned operations. However, there is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional fund would require that we significantly scale back our planned operations.

         RESEAL, Ltd. ("RESEAL"), the Company's 96% owned subsidiary, was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable aluminum beverage can and a resealable cardboard tetra-pak package. These products were originally developed by Cetoni GmbH, an ATI subsidiary. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its beverage packaging products. We have previously entered into a marketing agreement during 2000 with the

Falcon Group, Ltd. ("Falcon") to provide for the introduction of the resealable products into the European brewery market. Falcon is entitled to a royalty payment plan based on unit sales of the resealable beverage can.

         We have begun, in partnership with Styner+Bienz, scheduled production of the first 10,000 machine-fabricated production samples for distribution to beverage producers who have previously expressed a high degree of interest in the resealable beverage cans. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. We anticipate that in the event we are required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required.

         RESEAL believes that it can obtain financing on favorable terms for a substantial portion of that amount from the beverage producers, suppliers and/or other sources. However, if financing is not available, management believes that RESEAL will be able to obtain the necessary funds to pay for the production, marketing and operational expenses from other sources.

ATI Nuklear AG
--------------

         ATI Nuklear AG is presently developing a business plan for the manufacture and marketing of the technology in the Soviet Union and Continental Europe. ATI Nuklear AG is presently continuing its test program for the technology in Russia and Germany to verify the suitability of its technology rights for these applications in shielding, transporting and storing nuclear waste.

         ATI Nuklear intends to be active in the development and marketing of its technology rights in Germany and Russia during the next 12 months. ATI Nuklear intend to raise up to $20,000,000 to support its required investments to fully implement its business plan. If necessary financing is not available, management of ATI Nuklear would be required to significantly scale back its business plan and operations.

OTHER MATTERS
-------------

         During the period of the plan, we do not anticipate any significant changes in the numbers of employees employed by us, RESEAL, ATI Nuklear or Cetoni, our subsidiary.

         We may incur substantial expenses associated with performing due diligence incident to the investigation of technologies suitable for acquisition. The amount and type of expenses incurred will vary depending on the technology being investigated and it is not possible to project what these expenses might be during the period of the plan.

         Except for a nominal amount of revenue from the sale of Cetoni products in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. Although we believe that we will recognize additional revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues therefrom or that RESEAL or ATI Nuklear AG will be able to do so. Neither our products and technologies or those of RESEAL or ATI Nuklear have ever been utilized on a large-scale commercial basis.

         We expect that we will continue to generate losses until at least such time as we can commercialize our technologies or those of our subsidiaries., if ever. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2001 AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 2000.


         As of December 31, 2001 we had working capital deficiency of $___________, shareholders' deficiency of ______ and an accumulated deficit of ($________). We anticipate that we will continue to incur significant operating losses for the next twelve months. We may incur additional losses thereafter, depending upon our ability or the ability of ATI Nuklear AG and RESEAL Ltd to generate revenues from the license or sale of technologies or products.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
         We will require additional financing to continue to fund our efforts, operating costs and to complete additional technology acquisitions. We anticipate that we will be able to raise the needed funds for continuing operations.

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

         On October 31, 2000 we commenced an offering of $750,000 of six-month promissory notes (the "Note Offering") bearing an interest rate of 1% per month, of which we sold $510,000. This event was reported in Current Report on Form 8K filed on November 15, 2000. We subsequently increased the offering to $1,500,000, and extended the offering period to and including March 31, 2001, which event was report on the Current Report on Form 8K filed on January 22, 2001. An additional $250,000 in notes were sold for the period ending March 31, 2001.

         We raised additional working capital by obtaining short term loans totaling $123,700, at an interest rate of 1% per month. On March 12, 2001 the loans and accrued interest were converted to a loan under the Note Offering and 126,651 shares of our common stock was issued to the note holder in accordance with the terms of the Note Offering.

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

         On May 1, 2001, the Company executed agreements, to provide working capital liquidity, with several bridge lenders to convert bridge loans in the amounts of $180,000 and $150,000 into an aggregate amount of 919,989 shares of the Company's common stock. On that same date, the Company executed an agreement with a related party to convert $467,873 of accrued consulting fees and $60,000 of promissory notes into 3,336,745 shares of the Company's common stock in full satisfaction of the $527,873 due. In addition, on May 1, 2000, the Company executed an agreement with its President to convert $60,000 of outstanding promissory notes into 344,788 shares of the Company's common stock in full satisfaction of the $60,000 due. On May 1, 2001, the Company also executed an agreement with the Chief Financial Officer of the Company to convert $50,000 of accrued salary into 316,056 shares of the Company's common stock in full satisfaction of the $50,000 due.

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

         The Company entered into an agreement with a bridge lender having an Effective Date of September 10, 2001 and issued a promissory note which provides that the loan is due January 31, 2001 and provides for interest at the rate of 1% per month. Under the agreement, the Company borrowed $560,000. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan.

         On November 27, 2001, the Company borrowed $10,000 for an individual and issued a promissory note which provide that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan.

         In December 2001, to provide working capital for ATI, we entered into an agreement whereby we sold a 2.75% equity stake in RESEAL to an accredited investor for $275,000.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the year ended December 31, 2001 are attached hereto as pages F-1 through F-36.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

As of December 31, 2001, our officers and Directors were:


NAME                          AGE           TITLE
----                          ---           -----

Hans-Joachim Skrobanek        51        President and Director

Peter Goerke                  41        Vice President

James Samuelson               32        Vice President, Chief Financial Officer,
Secretary

Jacques Saunder               80        Director

Hans-Joachim Schuerholz       75        Director

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

         James Samuelson joined us as Vice President, Chief Financial Officer in February 2000. Mr. Samuelson has also served as the Chief Operating Officer and Chief Financial Officer of our wholly-owned subsidiary Cetoni. From February 1998 to January 2000, Mr. Samuelson served as a Vice President of Corporate Finance for Eastbrokers AG/WMP Bank AG in Vienna, Austria. In 1997, Mr. Samuelson was employed as a Vice President from Grammont, Ltd., a boutique investment banking firm in Paris, France. Prior to 1997, Mr. Samuelson was engaged in graduate studies. Mr. Samuelson received a Master of Business Administration Degree in 1996, and a Bachelor of Science in Business Administration degree in 1992, both from Creighton University.

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

COMPLIANCE WITH SECTION 16(A) OF THE Exchange ACT

         No officer, director of 10% shareholder was delinquent in filing required Form 3 or 4 with the Securities and Exchange Commission.

         To the best of our knowledge Cetoni Holdings Ltd. has not filed a Form 3 reflecting its ownership of 5,000,000 shares of common stock acquired as a result of our acquisition of Cetoni Unwelttechnologies-Entwicklhungs, GmbH. To the best of our knowledge Cetoni Holdings, Ltd. has not acquired or disposed of any of our securities during 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The following table presents, for each of the last three fiscal years ending December 31, 2001 the annual compensation earned by our chief executive officer and our most highly compensated executive officers.

=========================================================================================================
                                                               LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION                  Awards          Payouts
                            --------------------------------  ---------------------  ---------

                                                   Other                  Securities              All
                                                   Annual     Restricted  Underlying    LTIP     Other
                                          Bonus    Compen-    Stock       Options/    Payouts   Compen-
                     Year    Salary ($)    ($)     sation($)  Awards($)   SARs(#)       ($)     sation($)
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
Hans Skrobanek,
President            2001   $110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2000    110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     1999
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
James Samuelson,
Vice President,
Chief Financial
Officer, Secretary   2001   $120,000(1)    $0.00
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2000   $120,000(2)  $10,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     1999
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------

=========================================================================================================

(1) Includes 252,845 shares of common stock as salary for the period between January and April, 2001.
(2) Includes 63,212 shares of common stock as salary for the month of December 2000.

===============================================================================================
                           OPTIONS/SAR GRANTS IN THE FISCAL YEAR 2001
-----------------------------------------------------------------------------------------------
                                      INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------
                                     Number of     % of Total
                                     Securities    Options/SARs
                                     Underlying    Granted to
                                     Option/SARs   Employees in   Exercise or Base   Expiration
Name                         Year    Granted (#)   Fiscal Year    Price ($/Share)    Date
---------------------------  -----   -----------   ------------   ----------------   ----------
Hans-Joachim Skrobnek,
President                    2001             0
---------------------------  -----   -----------   ------------   ----------------   ----------
                             2000       150,000          31.91%            $0.343     10/25/10
---------------------------  -----   -----------   ------------   ----------------   ----------
                             1999
---------------------------  -----   -----------   ------------   ----------------   ----------
James Samuelson, Vice
President, Chief Financial
Officer, Secretary           2001             0
---------------------------  -----   -----------   ------------   ----------------   ----------
                             2000       100,000          21.28%            $0.343     10/25/10
---------------------------  -----   -----------   ------------   ----------------   ----------
                             1999
===============================================================================================

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

         The Plan must be approved by the shareholders within one year from the date of adoption of the Board. The shareholders approved the Plan on May 18, 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 2001 as to each person who is known to ATI to be the beneficial owner of more than 5% of ATI's outstanding common stock (giving effect to all warrants and options exerciseable within 60 days) and as to the security and percentage ownership of each executive officer and director of ATI and all officers and directors of ATI as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

------------------- ------------------------------------ -------------------------- -------------------------
                             Name and Address               Security Ownership             Percentage
     Title of                       Of                       Amount and Nature                 Of
      Class                  Beneficial Owners            Of Beneficial Ownership            Class
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Kurt Seifman
                    5 West 86th Street                        21,488,578 (1)                 46.44%
                    New York, NY  10024
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Glenn A. Cramer
                    3134 Bel Air Drive                         3,875,385 (2)                  8.38%
                    Los Vegas, NV
------------------- ------------------------------------ -------------------------- -------------------------
      Common         Hans Joachim Skrobanek
                    Taubenstrasse 20                             1,073,359                    2.32%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Jacques J. Saunder                            25,000
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Hans Joachim Schuerholz                       15,000
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        James Samuelson                               366,056
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Peter Goerke                                  50,000
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Cetoni Holdings, Ltd. (3)                    5,000,000
                                                                                             10.81%
------------------- ------------------------------------ -------------------------- -------------------------
                    Officers and Directors as a group
                    (5 persons)                                                               3.33%
------------------- ------------------------------------ -------------------------- -------------------------

(1) 2,677,440 of these shares are held directly by Mr. Seifman. 15,341,138 of these shares are held indirectly through ERBC Holdings, Ltd., for which Mr. Seifman is the sole beneficial holder. 3,500,000 of these shares represent Mr. Seifman's sole voting power as Proxy Holder pursuant to an Irrevocable Proxy for the Adrian Joseph Separate Property Trust and the Dianna Joseph Separate Property Trust, as well as presently exercisable options to purchase 125,000 shares at $0.343 per share.

(2)      These shares are held indirectly by Mr. Cramer as Trustee of the Glenn
         A. Cramer Separate Property Trust dated September 1, 1987.

(3)      Cetoni Holdings, Ltd. is beneficially owned by A. Schlattl.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ERBC Holdings Ltd ("ERBC") has from time to time loaned money to us for operations. On December 31, 2001 the amount of said loans was approximately $__________. The loans are payable on demand are bear interest of 10% per annum.

         By letter agreement dated June 1, 1996 we engaged ERBC to provide consulting services for one year. That agreement has been renewed annually. During 2001, we incurred consulting fees of $240,000 for services provided under the contract. At December 31, 2001, we owed ERBC $________ under the agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 Agreement and Plan of Reorganization between Kurchatov Research Holdings, Ltd. and Aberdeen Acquisition Corporation filed as exhibit to Form 8-K filed January 14, 2000. (1)

3.1      Articles of Incorporation of Advanced Technology Industries, Inc. (2)

3.2      By-Laws of Advanced Technology Industries, Inc. (2)

4.1      Form of Common Stock Certificate. (2)

4.2 Form of Warrant Certificate issued in connection with offerings of debentures. (2)

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

10.3     Pirocat, Ltd. Acquisition Agreement. (2)

10.4 Agreement with the Holder of All Outstanding Equity of Cetoni Umwelttechnologies-Entwicklungs. (2)

10.5     Agreement with Eurotech, Ltd. relating to Silicon (EKOR) Compound. (2)

10.6     Lease Agreement for Office Space in Berlin, Germany. (2)

10.7 [INCLUDE ALL MATERIAL CONTRACTS DISCUSSED IN BUSINESS, MD&A, AND RELATED PARTY SECTIONS, OR INCLUDE AND INDICATE WHERE ORIGINALLY FILED]

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

10.11    Investment Agreement between Nurescell, Inc. and Nurescell AG. (5)

10.12    License Agreement between Nurescell, Inc. and Nurescell AG. (5)

10.13    Agreement For Purchase Of Stock of Nurescell, Inc. by Company. (5)

10.14    Advanced Technology Industries, Inc. 2000 Stock Option Plan. (6)

10.15    Loan Agreement. (7)

10.16    Conversion Agreement between ERBC Holdings Limited and Company. (8)

21.      List of Subsidiaries. (9)

27.      Financial Data Schedule.

--------------

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

(6) Filed as same numbered Exhibit to registrant's Current Report on Form 8-K, filed November 8, 2000.

(7) Filed as same numbered Exhibit to registrant's Current Report on Form 8-K, filed January 22, 2001

(8) Filed as same numbered Exhibit to registrant's Current Report on Form 8-K, filed December 14, 2000

(9) Filed as same numbered Exhibit to registrant's Form 10QSB Quarterly Report for the First Quarter of 2000, filed May 23, 2000

         (b)      (b) Reports on 8-K

The following Current Reports on Form 8-K were filed in the last quarter of 2002:

None

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


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.


Date: April 16, 2001                 By   /s/ Hans Joachim Skrobanek
                                          --------------------------------------
                                              President

Date: April 16, 2001                 By   /s/ James Samuelson
                                          --------------------------------------
                                              Chief Financial Officer



Name                                Title               Date
----                                -----               ----

/s/ Hans Joachim Skrobanek         Director            April 16, 2002
--------------------------

/s/ Hans Joachim Schuerholz        Director            April 16, 2002
---------------------------