Form 10KSB/A
period 2001-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2002-04-19
CIK 1054825

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

         During 2001, we acquired a 29.27% interest in Nurescell Inc., a Nevada corporation. On January 11, 2001 we acquired a total of 3,500,000 shares of Nurescell Common Stock from trusts controlled by Adrian and Diana Joseph in exchange for the issuance of 3,500,000 shares of our Common Stock and a proxy giving voting right for the stock to Mr. Kurt Seifman for a period of six years. On April 16, 2001 we executed an agreement with a shareholder of Nurescell,

Inc., Glenn A. Cramer, to exchange 1,090,000 shares of our common stock for 1,090,000 shares of stock of Nurescell, Inc. The agreement also granted piggy-back registration rights to the shareholder. This transaction was reported on Current Form 8-K which was filed on April 30, 2001.

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

         As of December 31, 2001, we owned 4,590,000 shares of Nurescell Inc. common stock, representing 29.27% of their outstanding and issued shares.


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

RESEARCH AND DEVELOPMENT
------------------------

         In the fiscal year ended December 31, 2001, we spent $868,878 on research and development.

         By comparison, in the fiscal year ended December 31, 2000, we spent $1,347,075 on research and development.

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

               During December 2001, the Company issued in connection with a private placement of debt 691,696 shares of common stock as additional consideration to the purchaser.

         During October and November 2001, the Company issued in connection with a private placement of debt 578,304 shares of common stock as additional consideration to the purchaser. The shares were valued at $255,000.

         During October 2001, the Company issued 17,000 shares of common stock pursuant to consulting arrangements with two consultants. Shares issued under these arrangements were valued at $9,890.

         During December 2001, the Company issued 1,328,000 shares of common stock pursuant to consulting arrangements with various consultants. Shares issued under these arrangements were valued at $332,000.

         During November 2001, the Company issued 36,826 shares of its common stock as consideration for consulting services performed by two consultants totaling $15,133.

         In November and December 2001, the Company issued 75,000 shares of common stock to two employees of the Company as a sign-on bonus, which was valued at $18,751.

         In December 2001, the Company issued 477,429 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $112,761.

         During November 2001, the Company issued in connection with a private placement of debt 10,000 shares of common stock as additional consideration to the purchaser. The shares were valued at $3,200.

         During December 2001, the Company had to issue an additional 510,000 shares of its common stock as additional consideration for extending the due date on promissory notes related to private placement of debt. The shares were valued at $140,200.


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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2001 AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 2000.


         As of December 31, 2001 we had working capital deficiency of $4,309,452, shareholders' deficiency of $3,149,589 and an accumulated deficit of $14,695,600. We anticipate that we will continue to incur significant operating losses for the next twelve months. We may incur additional losses thereafter, depending upon our ability or the ability of ATI Nuklear AG and RESEAL Ltd to generate revenues from the license or sale of technologies or products.

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

During January 2001, the Company borrowed $100,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. On April 30, 2001, the principal amount of $100,000 was converted into 278,884 shares of the Company's common stock.

On April 30, 2001, the Company, in order to provide working capital, issued a promissory note for $240,000, with a maturity date of three months. Interest is payable at the rate of 1% per month. The Company has the option to pay the interest in cash or restricted stock. If the option exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, the lender received 410,000 shares of the Company's common stock as an incentive to make this loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The Company utilized $220,000 of the funds from this loan to repay a portion of the note offering which came due on April 1, 2001. On July 30, 2001, the Company executed an agreement with the lender to convert loans in the principal amount of $240,000, plus $7,200 in interest, into an aggregate amount of 775,285 shares of the Company's common stock.

During May 2001, the Company borrowed $100,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The loan's maturity date was extended to June 1, 2002 and as consideration for entering into this agreement, the individual received an additional 100,000 shares of the Company's common stock.

During June 2001, the Company borrowed $260,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 260,000 shares of its common stock to the lender. The note's due date was subsequently extended to June 30, 2002.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan.

Also on July 13, 2001, an officer of the Company advanced $10,000 pursuant to a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. Subsequent to December 31, 2001, the officer has agreed to extend the due date to June 1, 2002.

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The noteholder has agreed subsequent to year-end to extend the maturity date to June 1, 2002.

Effective September 10, 2001, the Company borrowed $560,000 from an individual and issued a promissory note which provides that the loan is due January 31, 2002 and provides for interest at the rate of 1% per month. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan. The note was extended to June 1, 2002.

On November 27, 2001, the Company borrowed $10,000 from an individual and issued a promissory note which provides that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. the loan's maturity date was extended subsequent to year-end for another 90 days and as consideration for entering into this agreement, the individual received an additional 10,000 shares of the Company's common stock.

The Company entered into an agreement during February 2001 in which it pledged 216,300 shares of its Eurotech stock for a loan in the amount of $293,012, excluding costs and commissions. The loan is due June 28, 2002 and provided for interest at the rate of 12.73% per annum.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the year ended December 31, 2001 are attached hereto as pages F-1 through F-41.

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

(2)      These shares are held indirectly by Mr. Cramer as Trustee of the Glenn
         A. Cramer Separate Property Trust dated September 1, 1987.

(3)      Cetoni Holdings, Ltd. is beneficially owned by A. Schlattl.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         By letter agreement dated June 1, 1996 we engaged ERBC to provide consulting services for one year. That agreement has been renewed annually. During 2001, we incurred consulting fees of $240,000 for services provided under the contract. At December 31, 2001, we owed ERBC $655,175 under the agreement.

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


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.


Date: April 19, 2001                 By   /s/ Hans Joachim Skrobanek
                                          --------------------------------------
                                              President

Date: April 19, 2001                 By   /s/ James Samuelson
                                          --------------------------------------
                                              Chief Financial Officer



Name                                Title               Date
----                                -----               ----

/s/ Hans Joachim Skrobanek         Director            April 16, 2002
--------------------------

/s/ Hans Joachim Schuerholz        Director            April 16, 2002
---------------------------

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page Nos.
                                                                       --------

INDEPENDENT AUDITORS' REPORT                                              F-1


CONSOLIDATED BALANCE SHEET                                                F-2
  December 31, 2001


CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-3
  For the Years Ended December 31, 2001 and 2000
  For the Period from Inception (October 25, 1995) to
    December 31, 2001


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)            F-4 - 10
  For the Period from Inception (October 25, 1995) to
    December 31, 2001


CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-11 - 12
  For the Years Ended December 31, 2001 and 2000
  For the Period from Inception (October 25, 1995) to
    December 31, 2001


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-13 - 41


SELECTED FINANCIAL DATA
  For the Five Years Ended December 31, 2001

(*) Included in Part II, Item 6 of the Form.

To the Board of Directors
Advanced Technology Industries, Inc. and Subsidiaries
Berlin, Germany


                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------

We have audited the accompanying consolidated balance sheet of Advanced Technology Industries, Inc. and Subsidiaries, (the "Company") (a development stage company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception (October 25, 1995) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technology Industries, Inc. and Subsidiaries (a development stage company) at December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from inception (October 25, 1995) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations since inception and, as of December 31, 2001, had a deficit accumulated during the development stage of $14,695,600 and has a working capital deficit of approximately $4,310,000. As discussed further in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Grassi & Co., CPAs, P.C.

GRASSI & CO., CPAs, P.C.




New York, New York
April 11, 2002

                     ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)

                                  CONSOLIDATED BALANCE SHEET

                                       DECEMBER 31, 2001





                                            ASSETS
                                            ------
Current Assets:
  Cash                                                                          $     53,540
  Securities available-for-sale (pledged)                                            202,914
  Prepaid expenses and other current assets                                          152,389
                                                                                -------------
        Total Current Assets                                                         408,843

Property, plant and equipment, net                                                   126,565
License fee, net of accumulated amortization                                         716,667
Due from related parties                                                             304,327
Security deposit                                                                      12,404
                                                                                -------------
        Total Assets                                                            $  1,568,806
                                                                                =============
                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                           ----------------------------------------


Current Liabilities:
  Notes payable                                                                 $  1,728,012
  Accrued liabilities including $881,220 due to related parties                    2,946,574
  Obligations under capital leases                                                     6,159
  Due to related parties                                                              37,650
                                                                                -------------
      Total Current Liabilities                                                    4,718,395
                                                                                -------------
Commitments and Other Matters (Notes 1,3,4,7,9,12,13,15 and 17)

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 45,143,794 shares issued and outstanding                               4,515
  Additional paid-in capital                                                      11,768,425
  Accumulated other comprehensive income                                             110,275
  Deficit accumulated during the development stage                               (14,695,600)
  Unearned financing costs                                                          (292,204)
  Receivable on sale of stock                                                        (45,000)
                                                                                -------------
      Total Stockholders' Deficiency                                              (3,149,589)
                                                                                -------------
      Total Liabilities and Stockholders' Deficiency                            $  1,568,806
                                                                                =============



   The accompanying notes are an integral part of these consolidated financial statements.

                                             F-2


                  ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)

                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                              For the Years Ended
                                                  December 31,             For the Period
                                          -----------------------------    from Inception
                                              2001            2000        (October 25, 1995)
                                          -------------   -------------  to December 31, 2001
                                                                         --------------------
Revenues                                  $         --    $         --    $         --
                                          -------------   -------------   -------------
Costs and Expenses:
  Research and development                     868,878       1,347,075       3,886,327
  Stock-based compensation                     654,523         825,208       3,605,142
  Consulting fees                              853,934         524,648       2,305,358
  Other general and administrative
    expenses                                 1,667,868       1,490,802       4,119,567
  Depreciation and amortization
    expense                                    291,685         124,555         525,719
  Interest and amortization of debt
    issuance costs                           1,590,891         195,946       3,040,928
                                          -------------   -------------   -------------
    Total Costs and Expenses                 5,927,779       4,508,234      17,483,041
                                          -------------   -------------   -------------
Other Income/(Expenses):
  (Gain) loss on sale of marketable
     securities                                (41,287)        815,625         774,338

Equity loss and amortization of
  goodwill of unconsolidated affiliate-
  Nurescell Inc.                              (850,431)             --        (850,431)

Writedown of equity investment in
  Nurescell Inc.                              (810,119)             --        (810,119)

Minority interest in loss of
  consolidated subsidiary                           --         323,965         323,965
                                          -------------   -------------   -------------
Loss before extraordinary item              (7,629,616)     (3,368,644)    (18,045,288)

Extraordinary item - gain on sale of
  technology interest to former
  affiliate, net of income taxes of
  $-0-                                              --              --       3,349,688
                                          -------------   -------------   -------------
Net Loss                                  $ (7,629,616)   $ (3,368,644)   $ 14,695,600
                                          =============   =============   =============

Basic and diluted loss per share:
  Before extraordinary item               $       (.20)   $       (.21)
  Extraordinary item                                --              --
                                          -------------   -------------
     Net Loss                             $       (.20)           (.21)
                                          =============   =============
Weighted average shares used in
  basic and diluted loss per share          38,805,309      15,866,790
                                          =============   =============



The accompanying notes are an integral part of these consolidated financial statements.

                                          F-3


                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2001



                                                                              Common Stock                  Additional
                                                       Date of          -------------------------            Paid-in
                                                     Transaction          Shares         Amount              Capital
                                                     -----------        ----------     ----------           ----------

Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                   10/25/95          12,300,000       $    1,230         $    -
Issuance of stock for legal fees
  ($0.04 per share)                                   10/25/95             500,000               50             19,950
Issuance of stock under consulting
  agreement ($0.04 per share)                         10/25/95           1,375,000              138             54,862
Issuance of stock under consulting
  agreements ($1.00 per share)                        12/02/96             230,000               23            229,977
Net loss - 1996                                                              -                -                  -
Issuance of stock under consulting
  agreements ($1.00 per share)                        01/10/97             750,000               75            749,925
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                         04/97-09/97           306,500               30            612,970
Offering costs                                          04/97                -                -                (50,000)
Comprehensive income:
  Net loss - 1997                                                            -                -                  -
                                                                        ----------       ----------         ----------
Balance - December 31, 1997                                             15,461,500       $    1,546         $1,617,684
                                                                        ==========       ==========         ==========

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



                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2001



                                                                               Common Stock                 Additional
                                                       Date of          -------------------------            Paid-in
                                                     Transaction          Shares         Amount              Capital
                                                     -----------        ----------     ----------           ----------

Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997, as
 previously reported                                                    15,461,500       $    1,546         $1,617,684
Effect of Cetoni pooling-of-interests                                    5,000,000              500             27,245
                                                                        ----------       ----------         ----------
Balance - December 31, 1997, restated                                   20,461,500            2,046          1,644,929

Comprehensive income:
  Net loss, restated for Cetoni
    pooling-of-interests                                                     -                -                  -
  Other comprehensive income, net of
    tax:
      Translation adjustments                                                -                -                  -
      Unrealized gains                                                       -                -                  -
                                                                        ----------       ----------         ----------
Balance - December 31, 1998, Restated                                   20,461,500       $    2,046         $1,644,929
                                                                        ==========       ==========         ==========

                                                                          Deficit
                                                      Accumulated       Accumulated         Total
                                                         Other           During the      Stockholders'
                                                     Comprehensive      Development         Equity          Comprehensive
                                                     Income (Loss)         Stage         (Deficiency)       Income/(Loss)
                                                     -------------      -----------      ------------       -------------

Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997, as
 previously reported                                  $    -           $(1,640,067)     $   (20,837)
Effect of Cetoni pooling-of-interests                     36,122          (512,769)        (448,902)
                                                      ----------       -----------      -----------
Balance - December 31, 1997, restated                     36,122        (2,152,836)        (469,739)
Comprehensive income:
   Net loss, restated for Cetoni
     pooling-of-interests                                  -              (795,568)        (795,568)        $ (795,568)
   Other comprehensive income, net of
     tax:
       Translation adjustments                           (54,137)            -              (54,137)           (54,137)
       Unrealized gains                                    -                 -                 -                  -
                                                      ----------       -----------      -----------         ----------
Balance - December 31, 1998, Restated                 $  (18,015)      $(2,948,404)     $(1,319,444)        $ (849,705)
                                                      ==========       ===========      ===========         ==========



                The accompanying notes are an integral part of these consolidated financial statements.


                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2001




                                                                              Common Stock                  Additional
                                                        Date of         -------------------------            Paid-in
                                                      Transaction         Shares         Amount              Capital
                                                      -----------       ----------     ----------           ----------

Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998, Restated                                   20,461,500       $    2,046         $1,644,929

Cancellation of shares issued to founders                11/99          (6,795,000)            (679)               679
Stock issued pursuant to employment and
  consulting agreements                                  01/99           1,009,411              101          1,009,310
Value assigned to stock options issued in
  connection with consulting agreement                   01/99               -                -                 61,000
Value assigned to 770,000 warrants issued
  in connection with convertible debt                    03/99               -                -                531,000
Comprehensive income:
   Net loss                                                                  -                -                  -
   Other comprehensive income, net of
     tax:
       Foreign currency translation
         adjustments                                                         -                -                  -
       Unrealized gains                                                      -                -                  -
                                                                        ----------       ----------         ----------
Balance - December 31, 1999                                             14,675,911       $    1,468         $3,246,918
                                                                        ==========       ==========         ==========

                                                                          Deficit
                                                      Accumulated       Accumulated         Total
                                                         Other          During the       Stockholders'
                                                     Comprehensive      Development         Equity          Comprehensive
                                                     Income (Loss)         Stage         (Deficiency)       Income/(Loss)
                                                     -------------      -----------      ------------       -------------

Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998, Restated                 $  (18,015)      $(2,948,404)     $(1,319,444)

Cancellation of shares issued to
  founders                                                 -                 -                 -
Stock issued pursuant to employment and
  consulting agreements                                    -                 -            1,009,411
Value assigned to stock options issued
  in connection with consulting
  agreement                                                -                 -               61,000
Value assigned to 770,000 warrants
  issued in connection with convertible
  debt                                                     -                 -              531,000
Comprehensive income, net of tax:
  Net loss                                                 -              (748,936)        (748,936)       $  (748,936)
  Other comprehensive income, net of
    tax:
     Foreign currency translation
       adjustments                                        92,899             -               92,899             92,899
     Unrealized gains on securities                    1,117,500             -            1,117,500          1,117,500
                                                      ----------       -----------      -----------        -----------
Balance - December 31, 1999                           $1,192,384       $(3,697,340)     $   743,430        $   461,463
                                                      ==========       ===========      ===========        ===========


                The accompanying notes are an integral part of these consolidated financial statements.

                                  ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                          FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2001




                                                                                                              Accumulated
                                                                    Common Stock             Additional          Other
                                                Date of        -----------------------        Paid-in        Comprehensive
                                              Transaction        Shares       Amount          Capital        Income (Loss)
                                              -----------      ----------   ----------       ----------      -------------
Year Ended December 31, 2000:
----------------------------

Balance - December 31, 1999                                    14,675,911     $    1,468     $3,246,918      $ 1,192,384

Stock options exercised                          01/00             30,000              3         14,997           -
Shares issued for acquisition of
  Aberdeen                                       01/00            400,000             40        499,960           -
Compensatory issuance of stock                   04/00             30,000              3         44,997           -
Value assigned to stock options
  issued in connection with
  consulting agreements                          04/00              -              -            472,500           -
Stock options exercised                          06/00             90,000              9         44,991           -
Compensatory issuance of stock                   06/00             60,000              6         89,994           -
Compensatory issuance of stock                   12/00            128,000             13        152,495           -
Value assigned to stock as
  additional consideration for
  financing activities                           11/00            713,571             71        222,788           -
Issuance of stock to retire debt
  from related party                             12/00         13,054,393          1,305      1,558,695           -
Issuance of stock to officers for
  bonus                                          12/00            100,000             10         20,190           -
Amortization of unearned financing
  costs                                                             -              -              -
Comprehensive income:
  Net loss                                                          -              -              -
  Other comprehensive income
    (loss), net of tax:
      Foreign currency translation
       adjustments                                                  -              -              -               69,578
      Unrealized holding losses
       arising during the year, net
       of taxes of $453,000                                         -              -              -             (687,825)
      Less: Reclassification
             adjustments for
             gains included in net
             loss, net of taxes of
             $151,000                                               -              -              -             (279,375)
                                                               ----------     ----------     ----------      -----------
Balance - December 31, 2000                                    29,281,875     $    2,928     $6,368,525      $   294,762
                                                               ==========     ==========     ==========      ===========




                 The accompanying notes are an integral part of these consolidated financial statements.

                                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                            FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2001



                                                Deficit
                                              Accumulated                                        Total
                                              During the         Unearned      Receivable     Stockholders'
                                              Development       Financing      on Sale of        Equity          Comprehensive
                                                Stage             Costs          Stock        (Deficiency)       Income/(Loss)
                                              -----------       ----------     ----------     ------------       -------------
Year Ended December 31, 2000:
----------------------------

Balance - December 31, 1999                   $(3,697,340)      $   -          $   -          $   743,430

Stock options exercised                            -                -              -               15,000
Shares issued for acquisition of
  Aberdeen                                         -                -              -              500,000
Compensatory issuance of stock                     -                -              -               45,000
Value assigned to stock options
  issued in connection with
  consulting agreements                            -                -              -              472,500
Stock options exercised                            -                -            (45,000)          -
Compensatory issuance of stock                     -                -              -               90,000
Compensatory issuance of stock                     -                -              -              152,508
Value assigned to stock as
  additional consideration for
  financing activities                             -             (222,859)         -               -
Issuance of stock to retire debt
  from related party                               -                -              -            1,560,000
Issuance of stock to officers for
  bonus                                            -                -              -               20,200
Amortization of unearned financing
  costs                                            -               54,603          -               54,603
Comprehensive income:
  Net loss                                    (3,368,644)           -              -           (3,368,644)       $(3,368,644)
  Other comprehensive income
   (loss), net of tax:
     Foreign currency translation
       adjustments                                 -                -              -               69,578             69,578
     Unrealized holding losses
       arising during the year,
       net of taxes of $453,000                    -                -              -             (687,825)          (687,825)
     Less: Reclassification
            adjustments for gains
            included in net loss,
            net of taxes of
            $151,000                               -                -              -             (279,375)          (279,375)
                                              -----------       ---------      ---------      -----------        -----------
Balance - December 31, 2000                   $(7,065,984)      $(168,256)     $ (45,000)     $  (613,025)       $(4,266,266)
                                              ===========       =========      =========      ===========        ===========




                   The accompanying notes are an integral part of these consolidated financial statements.

                                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2001


                                                                                                                      Accumulated
                                                                         Common Stock               Additional           Other
                                                      Date of       ------------------------         Paid-in          Comprehensive
                                                    Transaction       Shares       Amount            Capital          Income (Loss)
                                                    -----------     -----------   ----------        -----------       -------------
Year Ended December 31, 2001:
----------------------------

Balance - December 31, 2000                                          29,281,875      $    2,928     $ 6,368,525        $   294,762

Value assigned to stock as additional
  consideration for financing
  activities                                           01/01            100,000              10          31,240              -
Issuance of stock for 3,500,000
  shares of Nurescell Inc.                             01/01          3,500,000             350       1,093,400              -
Issuance of stock for 1,090,000
  shares of Nurescell Inc.                             04/01          1,090,000             109         566,691              -
Issuance of stock to retire debt from
  related party                                        04/01          3,336,745             334         527,539              -
Issuance of stock on conversion of loan                04/01            501,812              50         179,950              -
Issuance of stock on conversion of loan                04/01            418,177              42         149,958              -
Compensatory issuance of stock                         04/01            500,000              50         168,700              -
Issuance of stock on conversion of loan
  from officer                                         04/01            344,788              34          54,511              -
Value assigned to stock as additional
  consideration for financing
  activities                                        04/01-06/01         770,000              77         610,023              -
Issuance of stock for accrued expenses                 04/01            316,056              32          49,968              -
Value assigned to stock options issued
  in connection with consulting
  agreement                                            04/01             -                -              37,500              -
Cashless exercise of warrants                          07/01            67,857                7              (7)             -
Value assigned to stock as additional
  consideration for financing
  activities                                        07/01-09/01      1,046,696              105         489,495              -
Issuance of stock on conversion of loan
  and accrued interest                                 07/01           775,385               78         247,122              -
Issuance of stock for accrued interest
  on promissory notes                                  12/01            61,844                6          22,178              -
Compensatory issuance of stock                      10/01-12/01      1,381,826              139         356,885              -
Value assigned to stock as additional
  consideration for financing
  activities                                        10/01-12/01      1,098,304              109         398,290              -
Issuance of stock to employees as a
  sign-on bonus                                     11/01-12/01         75,000                8          18,743              -
Issuance of stock for legal fees                       12/01           477,429               47         112,714              -
Proceeds from sale of minority interest
  in Reseal, Ltd.                                      12/01             -                -             275,000              -
Value assigned to stock options issued
  in connection with consulting
  agreement                                            12/01             -                -              10,000              -
Amortization of unearned financing
  costs                                                                  -                -              -                   -
Comprehensive income:
  Net loss                                                               -                -              -                   -
  Other comprehensive income (loss),
    Net of tax:
      Foreign currency transaction
        adjustment                                                       -                -              -                 (5,824)
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                                                 -                -              -               (178,663)
                                                                    ----------       ----------     -----------       -----------
Balance - December 31, 2001                                         45,143,794       $    4,515     $11,768,425       $   110,275
                                                                    ==========       ==========     ===========       ===========


                      The accompanying notes are an integral part of these consolidated financial statements.

                                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2001


                                                     Deficit
                                                   Accumulated                                           Total
                                                   During the         Unearned        Receivable      Stockholders'
                                                   Development        Financing       on Sale of         Equity        Comprehensive
                                                     Stage              Costs           Stock         (Deficiency)     Income/(Loss)
                                                   -----------       ----------       ----------      ------------     -------------

Year Ended December 31, 2001:
----------------------------

Balance - December 31, 2000                        $(7,065,984)      $ (168,256)      $  (45,000)     $  (613,025)

Value assigned to stock as additional
  consideration for financing
  activities                                             -              (31,250)            -               -
Issuance of stock for 3,500,000
  shares of Nurescell Inc.                               -                 -                -           1,093,750
Issuance of stock for 1,090,000
  shares of Nurescell Inc.                               -                 -                -             566,800
Issuance of stock to retire debt
  from related party                                     -                 -                -             527,873
Issuance of stock on conversion of
  loan                                                   -                 -                -             180,000
Issuance of stock on conversion of
  loan                                                   -                 -                -             150,000
Compensatory issuance of stock                           -                 -                -             168,750
Issuance of stock on conversion of
  loan from officer                                      -                 -                -              54,545
Value assigned to stock as additional
  consideration for financing
  activities                                             -             (610,100)            -               -
Issuance of stock for accrued expenses                   -                 -                -              50,000
Value assigned to stock options issued
  in connection with consulting
  agreement                                              -                 -                -              37,500
Cashless exercise of warrants                            -                 -                -               -
Value assigned to stock as additional
  consideration for financing
  activities                                             -             (489,600)            -               -
Issuance of stock on conversion of
  loan and accrued interest                              -                 -                -             247,200
Issuance of stock for accrued interest
  on promissory notes                                    -                 -                -              22,184
Compensatory issuance of stock                           -                 -                -             357,023
Value assigned to stock as additional
  consideration for financing
  activities                                             -             (398,400)            -               -
Issuance of stock to employees as a
  sign-on bonus                                          -                 -                -              18,750
Issuance of stock for legal fees                         -                 -                -             112,762
Proceeds from sale of minority
  interest in Reseal, Ltd.                               -                 -                -             275,000
Value assigned to stock options issued
  in connection with consulting
  agreement                                              -                 -                -              10,000
Amortization of unearned financing
  costs                                                  -            1,405,402             -           1,405,402
Comprehensive income:
  Net loss                                          (7,629,616)            -                -          (7,629,616)      $(7,629,616)
  Other comprehensive income (loss),
    net of tax:
      Foreign currency transaction
        adjustment                                       -                 -                -              (5,824)           (5,824)
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                                 -                 -                -            (178,663)         (178,663)
                                                   ------------      ----------       ----------      -----------       -----------
Balance - December 31, 2001                        $(14,695,600)     $ (292,204)      $  (45,000)     $(3,149,589)      $(7,814,103)
                                                   ============      ==========       ==========      ===========       ===========

                      The accompanying notes are an integral part of these consolidated financial statements.


                                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          For the Period
                                                                       For the Years Ended                from Inception
                                                                           December 31,                 (October 25, 1995)
                                                                   ---------------------------            to December 31,
                                                                       2001            2000                   2001
                                                                   ------------    -----------          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(7,629,616)      $(3,368,644)           $(14,695,600)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc.                      850,431             -                     850,431
      Writedown of equity investment in Nurescell
        Inc.                                                           810,119             -                     810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license                   (79,493)         (325,939)               (405,432)
      Acquisition of Aberdeen                                            -               650,000                 650,000
      Loss (gain) on sale of marketable securities                      41,287          (815,625)               (774,338)
      Extraordinary gain                                                 -                 -                  (3,349,688)
      Stock-based compensation                                         654,523           825,208               3,605,142
      Interest and amortization of debt issuance
        costs                                                        1,405,402            54,603               2,528,196
      Research and development costs                                     -                 -                     437,368
      Depreciation and amortization                                    291,685           124,555                 525,720
  Changes in assets (increase) decrease:
     Prepaid expenses and other assets                                (111,020)          (26,993)               (164,793)
     Cumulative translation adjustment                                  (5,824)           69,578                 138,638
  Changes in liabilities increase (decrease):
     Accrued liabilities                                             1,475,299            77,052               3,063,467
                                                                   -----------       -----------            ------------
    Net Cash Used in Operating Activities                           (2,297,207)       (2,736,205)             (6,780,770)
                                                                   -----------       -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (85,126)         (109,175)               (331,647)
  Proceeds from sale of marketable securities                        1,330,561         1,350,000               2,680,561
                                                                   -----------       -----------            ------------
    Net Cash Provided by Investing Activities                        1,245,435         1,240,825               2,348,914
                                                                   -----------       -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options                                      -                15,000                  15,000
  Proceeds from issuance of common stock                                 -                 -                     641,975
  Offering costs                                                         -                 -                     (50,000)
  Proceeds from loans                                                1,918,986           713,571               2,632,557
  Repayment of loans                                                  (220,000)            -                    (220,000)
  Proceeds from convertible debentures                                   -                 -                     750,000
  Financing costs                                                        -                 -                     (75,000)
  Advances (repayments) from related parties                          (800,703)        1,406,095               1,141,578
  Payments under capital lease obligations                             (11,782)          (13,011)                (31,146)
  Repayment of license fee payable                                    (155,956)         (438,612)               (594,568)
  Proceeds from sale of minority interest in
    Reseal, Ltd.                                                       275,000             -                     275,000
                                                                   -----------       -----------            ------------
    Net Cash Provided by Financing Activities                        1,005,545         1,683,043               4,485,396
                                                                   -----------       -----------            ------------
(Decrease) Increase in Cash                                            (46,227)          187,663                 553,540

Cash Overdraft - Beginning of Year                                      99,767           (87,896)                 -
                                                                   -----------       -----------            ------------
Cash - End of Year                                                 $    53,540       $    99,767            $     53,540
                                                                   ===========       ===========            ============




                  The accompanying notes are an integral part of these consolidated financial statements.

                                  ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                          For the Period
                                                                       For the Years Ended                from Inception
                                                                           December 31,                 (October 25, 1995)
                                                                   ---------------------------            to December 31,
                                                                       2001            2000                   2001
                                                                   ------------    -----------          -------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                                       $    40,404       $    28,775            $   142,077
                                                                   ===========       ===========            ===========
    Income taxes                                                   $     -           $     -                $     -
                                                                   ===========       ===========            ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
-----------------------------------------------
  ACTIVITIES:
  ----------

  Equipment purchased under capital lease
    obligations                                                    $     -            $    -                $    37,305
                                                                   ===========       ===========            ===========
  Convertible debentures and interest assumed by
    Eurotech                                                       $     -           $     -                $ 1,212,188
                                                                   ===========       ===========            ===========
  Debt converted to equity                                         $   684,545       $ 1,560,000            $ 2,244,545
                                                                   ===========       ===========            ===========
  Accrued expenses converted to equity                             $   129,646       $     -                $   129,646
                                                                   ===========       ===========            ===========
  Loans from related parties converted to equity                   $   467,873       $     -                $   467,873
                                                                   ===========       ===========            ===========






                The accompanying notes are an integral part of these consolidated financial statements.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS

Description of Business
-----------------------

The accompanying consolidated financial statements include the accounts of Advanced Technology Industries, Inc. ("ATI"), formerly Kurchatov Research Holdings, Ltd. and its Subsidiaries, Cetoni Umwelttechnologie Entwicklungs GmbH ("Cetoni"), ATI Nuklear AG ("ATI Nuklear"), formerly Nurescell AG and Reseal, Ltd. ("Reseal"), collectively referred to as "the Company".

Cetoni and ATI Nuklear are 100% owned subsidiary and Reseal is a 97.25% owned subsidiary.

Advanced Technology Industries, Inc. was incorporated under the laws of the State of Delaware on October 25, 1995. On February 1, 2000, the Company changed its name from Kurchatov Research Holdings, Ltd. to Advanced Technology Industries, Inc. The Company was organized to identify, assess and commercialize technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating in Russia, Germany and Israel. ATI is a development-stage company and as such has no revenue or earnings from operations.

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

Cetoni Umwelttechnologie Entwicklungs GmbH entered in the commercial register of the local court of Passau, Germany under Commercial Register No. 5321. During December of 1999, ATI acquired all of the outstanding capital stock of Cetoni, a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Cetoni is a development-stage company and as such has no revenue or earnings from operations.

ATI Nuklear was formed on June 19, 2000 in Frankfurt, Germany under the corporate name "Anta 14, Gesellschaft Mit Beschraenkter Haftung" ("Anta 14") and was entered in the commercial register of Frankfurt AM Main under 72 Commercial Register No. 49690. On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During August 2000, Anta 14 was renamed to Nurescell AG. During June 2001, ATI acquired the remaining 51% interest in Nurescell AG. During July 2001, Nurescell AG changed its name to ATI Nuklear AG and was accepted by the German authorities on November 7, 2001. ATI Nuklear is a development stage company and as such has no revenues or earnings from operations.

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., which was incorporated under the laws of the State of Delaware. Reseal was organized to commercialize its proprietary "reseal-able" packaging systems technology. This patented system for re-sealing "pop-top" cans for both soft drinks and beer has been developed and Reseal believes it is ready for commercial introduction.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2002. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of December 31, 2001, the Company had an accumulated deficit since inception of $14,695,600.

Management's business plan will require additional financing. To support its operations during 2001, the Company borrowed monies from individual investors and certain stockholder in the amount of $1,918,986 and sold minority interest in its subsidiary for $275,000 (see Note 9).

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2002. No assurance can be given that the Company can continue to obtain any working capital or sell all or any of its Eurotech securities, or obtain a loan against its Eurotech securities, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ATI and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings of companies 50% or less.

Use of Estimates
----------------

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.

At December 31, 2001, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

                                                     %            Country of
                                                   Owned          Operations
                                                  -------         ----------

       Flexitech, Ltd. ("Flexitech")               20.00%           Israel
       Pirocat, Ltd. ("Pirocat")                   20.00%           Israel
       Nurescell Inc.                              29.27%           USA
       Sibconvers                                  50.00%           Russia
       Container Engineering, Ltd.                 50.00%           Russia

The Company does not have sufficient control in order to consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The consolidated financial statements include various estimated fair value information at December 31, 2001, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

Investment in marketable securities: The fair value of investments in marketable securities is based on quoted prices.

Receivables and payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

Notes and loans payable: The carrying amounts of notes payable approximate fair value due to the length of the maturities. The interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

All of the Company's financial instruments are held for purposes other than trading.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be creditworthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Marketable Securities
-----------------------------------

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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2001, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments are determined on a specific identification basis.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, less residual value where appropriate as follows:

              Machinery and equipment             4-10 years
              Transportation equipment            2-10 years
              Office furniture and fixtures       5-10 years
              Software                               3 years

Major repairs or replacements of property, plant and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

Licensing Fees
--------------

Licenses for exclusive marketing rights to various products have been acquired from a related party.

Licensing fees are being amortized on a straight-line basis over 5 years.

Impairment of Assets
--------------------

The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows). During the year ended December 31, 2001, the Company recorded an impairment loss of $810,119 related to the equity investment in Nurescell USA. The Company recorded the loss because it had determined that the investment in Nurescell Inc. had become impaired due to the decline in the value of the security.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. There were no advertising expenses for the years ended December 31, 2001 and 2000.

Income Taxes
------------

The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

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

Research and Development
------------------------

In accordance with Statement of Financial Accounting Standards No. 2 (SFAS 2), "Accounting for Research and Development Costs," all research and development (R&D) costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

Stock-Based Compensation
------------------------

The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted only the disclosure provisions for SFAS No. 123, "Accounting for Stock-Based Compensation," for equity instruments issued to employees. The Company applies all the provisions of SFAS No. 123 to equity instruments issued to other than employees.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of Foreign Currencies
---------------------------------

The U.S. dollar is the functional currency for all of the Company's businesses, except its operations in Germany and Russia. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each year, and revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Loss Per Share of Common Stock
------------------------------

Basic net loss per share of common stock has been computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the periods presented.

Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock.

Common stock equivalents, consisting of options and warrants, discussed in Note 14, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Deferred and Unearned Financing Costs
-------------------------------------

Financing costs in connection with the Company's debt offerings are being amortized over the expected life of the obligations. The expected life was determined to be the conversion date that was most beneficial to the noteholders.

Segment Information
-------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations, but did affect the disclosure of segment information, as presented in Note 16.

Gains on Issuance of Stock by Subsidiaries
------------------------------------------

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. If at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there a question as to the subsidiary's ability to continue in existence, the Company records the increase in its consolidated statements of income. Otherwise, the increase is reflected in additional paid-in capital in the Company's consolidated statements of stockholders' equity.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130, "Accounting for Comprehensive Income". This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

Accumulated other comprehensive income, at December 31, 2001, consists of the following:


      Foreign currency translation adjustments              $  138,638
      Unrealized losses on investments                         (28,363)
                                                            ----------
                                                            $  110,275
                                                            ==========

Reclassifications
-----------------

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 2001.

Impact of Recently Issued Accounting Standards
----------------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

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

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development expenses for each of the years ended December 31, 2001 and 2000 was $-0- and $60,000, respectively, which reduced the Company's investment in these two companies to zero.

There can be no assurance that these development projects will result in useful technologies or that the same will be commercially saleable or profitable.

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests
-----------------------------------------------------------------

On December 6, 1999, the Company completed the acquisition of all of the outstanding shares of the capital stock of Cetoni, a development-stage company, for 5,000,000 shares of the Company's restricted common stock. Cetoni is a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets. Cetoni has not generated any revenues from operations to date.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 - ACQUISITIONS (Continued)

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests (Continued)
-----------------------------------------------------------------

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

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter, provided however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. ATI has agreed to advance the sum of $1,000,000 to Nurescell AG in consideration for its 49% interest therein. As of December 31, 2001, ATI has advanced payments of $594,568 against the license fee directly to Nurescell US. ATI funded $1,068,163 of expenses on behalf of Nurescell AG, which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $405,432, representing Nurescell US' share of the funding as of December 31, 2001.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
----------------------------------------------

In addition, under the terms of this modified agreement, Nurescell US has agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell US has agreed to repay to ATI all monies that ATI has previously paid to, or on behalf of, Nurescell US for its acquisition of a 49% interest in Nurescell AG. As part of the agreement, the Company agreed to continue to finance certain amounts of Nurescell US' continued monthly operations on a non-interest bearing basis, advancing a total of $99,946 through September 30, 2001. Nurescell US has executed a convertible promissory note for the above monies due to ATI. Principal and interest on this note shall be all due and payable on demand. The principal and interest may be converted by ATI into shares of the $.001 par value common stock of Nurescell US. Interest is payable at the rate of 10% per annum.

As of December 31, 2001, the Company, Nurescell US and ATI Nuklear AG entered into another agreement pursuant to which, among other things, (i) Nurescell US was released from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG, (ii) Nurescell US agreed that all payments required of ATI Nuklear AG pursuant to the License Agreement (other than 8% royalty payments) were deemed paid in full, and
(iii) Nurescell US executed a $1 million convertible promissory note payable to ATI Nuklear AG. The note is secured by (i) 15,000,000 shares of Nurescell US' common stock, (ii) a first priority security interest in Nurescell US' technology and (iii) all royalties from ATI Nuklear AG.

The $1,000,000 convertible note was recorded net of a valuation allowance of $1,000,000.

Nurescell US Common Stock
-------------------------

On August 23, 2000, ATI had entered into an Agreement for Purchase of Stock ("Agreement") with Adrian Joseph and his wife, Dianna Joseph (the "Josephs") to purchase 3,500,000 shares of the $.0001 par value common stock of Nurescell US owned by them in consideration for the issuance to the Josephs of 3,500,000 shares of common stock of ATI valued at $1,093,750. In addition, the Agreement provides that the Josephs may receive up to an additional 2,000,000 shares of the common stock of ATI in the event that Nurescell AG achieves certain gross revenue numbers over a period of five years. Adrian Joseph was the Chief Executive Office of Nurescell, Inc. until December 4, 2000. The transaction was effective on January 11, 2001.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 - ACQUISITIONS (Continued)

Nurescell US Common Stock (Continued)
-------------------------

On April 16, 2001, the Company entered into an agreement to purchase 1,090,000 shares of Nurescell US common stock from one of its shareholders in exchange of 1,090,000 shares of the Company's common stock valued at $566,800.

As of December 31, 2001, the Company owns 4,590,000 shares of Nurescell US constituting approximately 29.27% of the outstanding shares of Nurescell US.

During December 2001, the Company records an impairment loss of $810,119 in connection with Nurescell Inc. common stock.

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

Reseal, Ltd.
-----------

During 1999, the Company's German subsidiary acquired from Eurotech the rights to a certain resealable can technology for $150,000 in cash and $345,000 due on September 30, 2000. This product was originally developed by Cetoni. The purchase price of $495,000 was charged to research and development expenses during the year ended December 31, 1999. The purchase price was paid in full in July of 2000. On June 8, 2001, ATI formed a new entity, Reseal, Ltd., to commercialize its "Reseal-able" packaging systems technology. On August 3, 2001, the Company entered into an agreement with Styner & Bienz for the production of samples of the resealable beverage can and conducting certain tests required for commercialization of the product. In December 2001, the Company entered into an agreement, whereby it sold a 2.75% equity stake in Reseal to an accredited investor for $275,000.

Container Engineering, Ltd.
---------------------------

During March 2001, the Company entered into an agreement with a Russian group to form a joint-stock company called Container Engineering, Ltd., in which the Company has a 50% interest. Container Engineering, Ltd. was incorporated in accordance to Russian law. Container Engineering, Ltd. was formed to exploit and manufacture silicon carbide technologies developed by Russian scientists.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  5 - SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of 216,700 shares of Eurotech restricted common stock, which trade in the over-the-counter market and are quoted through the NASD OTC Bulletin Board. The fair value of such equity securities at December 31, 2001 was $202,914. The amortized cost basis was $231,700 and the unrealized loss was $28,363 at December 31, 2001. The Company pledged these remaining shares for a loan in the amount of $293,012, excluding costs and commissions during February 2001.

NOTE  6 - EQUIPMENT

Equipment at December 31, 2001 consisted of the following:

       Machinery and equipment                             $ 151,569
       Transportation equipment                              100,030
       Office furniture and fixtures                         150,946
       Software                                               13,615
                                                           ---------
                                                             416,160
       Less: Accumulated depreciation                        289,595
                                                           ---------
                                                           $ 126,565
                                                           =========

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $91,685 and $41,222, respectively.

NOTE 7 - LICENSING FEES

Licensing fees at December 31, 2001 consisted of the following:

      Licensing fee - discussed in Note 4                 $1,000,000
      Less: Accumulated amortization                         283,333
                                                          ----------
                                                          $  716,667
                                                          ==========

Amortization expense for the years ended December 31, 2001 and 2000 amounted to $200,000 and $83,333, respectively.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - NOTES PAYABLE

During the year ended December 31, 2000, the Company's Board of Directors approved a private placement of its debt securities in an amount up to $1,500,000. Interest on such debt securities is at the rate of 1% per month cumulative. The Company has the option to pay the interest in cash or restricted stock. If the option is exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, each lender shall receive one share of the common stock for each $1.00 loaned to the Company. As of December 31, 2000, the Company has received an aggregate amount of $713,571 from four investors. Accordingly, the Company issued 713,571 shares of its common stock to such investors valued at $222,859. The Company is amortizing the $222,859 as interest expense over the six-month period ending April 2001 and has been fully amortized as of December 31, 2001.

During April 2001, various obligations on the above notes payable, totalling $343,571 of principal were satisfied by the issuance of 1,365,259 shares of common stock. On May 1, 2001, the Company repaid $220,000 of principal to an investor. The maturity date of the remaining promissory notes, totalling $150,000, was extended to March 1, 2002. As consideration for entering into this agreement, the investor received one share of the Company's common stock for each $1.00 loaned to the Company (150,000 shares). In addition, the investor may be repaid in cash or in the Company's common stock. The price per principal share for purposes of computing the conversion ratio shall be $0.25 per principal share.

During January 2001, the Company borrowed $100,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. On April 30, 2001, the principal amount of $100,000 was converted into 278,884 shares of the Company's common stock.

On April 30, 2001, the Company, in order to provide working capital, issued a promissory note for $240,000, with a maturity date of three months. Interest is payable at the rate of 1% per month. The Company has the option to pay the interest in cash or restricted stock. If the option exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, the lender received 410,000 shares of the Company's common stock as an incentive to make this loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The Company utilized $220,000 of the funds from this loan to repay a portion of the note offering which came due on April 1, 2001. On July 30, 2001, the Company executed an agreement with the lender to convert loans in the principal amount of $240,000, plus $7,200 in interest, into an aggregate amount of 775,285 shares of the Company's common stock.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - NOTES PAYABLE (Continued)

During May 2001, the Company borrowed $100,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The loan's maturity date was extended to June 1, 2002 and as consideration for entering into this agreement, the individual received an additional 100,000 shares of the Company's common stock.

During June 2001, the Company borrowed $260,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 260,000 shares of its common stock to the lender. The note's due date was subsequently extended to June 30, 2002.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan.

Also on July 13, 2001, an officer of the Company advanced $10,000 pursuant to a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. Subsequent to December 31, 2001, the officer has agreed to extend the due date to June 1, 2002.

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The noteholder has agreed subsequent to year-end to extend the maturity date to June 1, 2002.

Effective September 10, 2001, the Company borrowed $560,000 from an individual and issued a promissory note which provides that the loan is due January 31, 2002 and provides for interest at the rate of 1% per month. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan. The note was extended to June 1, 2002.

On November 27, 2001, the Company borrowed $10,000 from an individual and issued a promissory note which provides that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. the loan's maturity date was extended subsequent to year-end for another 90 days and as consideration for entering into this agreement, the individual received an additional 10,000 shares of the Company's common stock.

The Company entered into an agreement during February 2001 in which it pledged 216,300 shares of its Eurotech stock for a loan in the amount of $293,012, excluding costs and commissions. The loan is due June 28, 2002 and provided for interest at the rate of 12.73% per annum.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - INCOME TAXES

The Company was not required to provide for a provision for income taxes for the years ended December 31, 2001 and 2000, as a result of net operating losses incurred during those years.

The components of deferred tax assets and liabilities at December 31, 2001 are as follows:


      Deferred Tax Assets:
        Net operating loss carryforwards                         $1,330,000
        Compensatory element of stock issuances                   1,000,000
                                                                 ----------
          Total Gross Deferred Tax Assets                         2,330,000

        Less:  Valuation allowance                                2,330,000
                                                                 ----------
          Net Deferred Tax Assets                                $    -
                                                                 ==========

The net change in the valuation allowance for deferred tax assets was an increase of approximately $391,000 during the year ended December 31, 2001.

As of December 31, 2001, the Company had available approximately $3,325,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1999, 2000 and 2001 expire in the years 2019, 2020 and 2021, respectively. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of NOL carryforwards in the event of an ownership change. The Company's foreign subsidiary has a net operating loss carryforward of approximately $7,307,000. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:


                                                         For the Years Ended
                                                             December 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------

        Federal statutory rate                            (34.0)%      (34.0)%
        Non-deductible expenses and
          unutilized foreign losses                        33.0         46.0
        Change in valuation allowance                       1.0        (12.0)
                                                          -----        -----
          Effective rate                                   -0- %        -0- %
                                                          =====        =====

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 -  ACCRUED LIABILITIES

Accrued liabilities at December 31, 2001 consist of the following:


      Professional fees                                  $  812,287
      Consulting fees (including related parties
        of $655,175)                                      1,120,217
      Payroll and other taxes                               255,205
      Interest (including related
        parties of $266,045)                                375,041
      Other                                                 383,824
                                                         ----------
            Total                                        $2,946,574
                                                         ==========

NOTE 12 - OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of transportation equipment under capital leases expiring in 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset.

The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the years ended December 31, 2001 and 2000.

As of December 31, 2001, property held under capital leases was as follows:


      Transportation equipment                            $  50,849
      Less: Accumulated depreciation                         37,611
                                                          ---------
                                                          $  13,238
                                                          =========

Minimum future lease payments under capital leases are as follows:


      As of December 31,
      -----------------

           2002                                            $  6,339
                                                           --------
      Total minimum lease payments                            6,339
      Less: Amount representing interest                        180
                                                           --------
      Obligations Under Capital Leases                     $  6,159
                                                           ========

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - OBLIGATIONS UNDER CAPITAL LEASES (Continued)

Interest rates on capitalized leases vary from 6.868% to 7.502%, based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessors' implicit rate of return.


      Current portion of obligations under
        capital leases                                     $  6,159
      Long-term portion of obligations
        under capital leases                                      -
                                                           --------
                                                           $  6,159
                                                           ========

NOTE 13 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes totalled $266,045 in 2001 and $185,418 in 2000. In addition, the Company has a consulting agreement with ERBC (see Note 15). The Company also has a receivable from a shareholder of $304,327, which has subsequently been repaid in full during April 2002.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

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

During April 2001, the Company issued 1,090,000 shares of common stock to purchase 1,090,000 shares of the $.0001 par value common stock of Nurescell US from the Glenn A. Cramer Separate Property Trust.

During April 2001, the Company issued 3,336,745 shares of common stock to a related party for accrued consulting fees of $467,873 and conversion of a $54,545 promissory note payable.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

During April 2001, the Company issued 501,812 and 418,177 shares of common stock in settlement of two promissory notes totalling $180,000 and $150,000, respectively. In addition during November 2001, the Company issued 61,844 shares of common stock in settlement of interest on one of the note holders valued at $22,184.

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

During April 2001, the Company issued in connection with a private placement of debt 770,000 shares of common stock as additional consideration to the purchaser.

During April 2001, the Company issued 316,056 shares of common stock to an officer for the settlement of accrued wages of $50,000.

During July 2001, the Company issued 775,385 shares of common stock in settlement of a promissory note with respect to $240,000 of principal and $7,200 of interest.

During July 2001, the Company issued in connection with a private placement of debt 355,000 shares of common stock as additional consideration to the purchaser.

During July 2001, the Company issued 67,857 of its common stock due to a cashless exercise of 112,500 warrants.

During December 2001, the Company issued in connection with a private placement of debt 691,696 shares of common stock as additional consideration to the purchaser.

During October and November 2001, the Company issued in connection with a private placement of debt 578,304 shares of common stock as additional consideration to the purchaser. The shares were valued at $255,000, of which 167,044 was charged to operations during 2001.

During October 2001, the Company issued 17,000 shares of common stock pursuant to consulting arrangements with two consultants. Shares issued under these arrangements were valued at $9,890, which was charged to operations during 2001.

During December 2001, the Company issued 1,328,000 shares of common stock pursuant to consulting arrangements with various consultants. Shares issued under these arrangements were valued at $332,000, which was charged to operations during 2001.

During November 2001, the Company issued 36,826 shares of its common stock as consideration for consulting services performed by two consultants totalling $15,133.

In November and December 2001, the Company issued 75,000 shares of common stock to two employees of the Company as a sign-on bonus, which was valued at $18,751, and charged to operations during 2001.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

In December 2001, the Company issued 477,429 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $112,761, which was charged to operations during 2001.

During November 2001, the Company issued in connection with a private placement of debt 10,000 shares of common stock as additional consideration to the purchaser. The shares were valued at $3,200, of which $1,209 was charged to operations during 2001.

During December 2001, the Company had to issue an additional 510,000 shares of its common stock as additional consideration for extending the due date on promissory notes related to private placement of debt. The shares were valued at $140,200, of which $36,927 was charged to operations during 2001, with the remaining balance being amortized over the new term of the notes.

Warrants
--------

At December 31, 2001, there were warrants outstanding to purchase 657,500 shares of the Company's common stock at $0.65 per share, which expire on April 14, 2004. The warrants were valued at $531,000 and were charged to financing costs in 1999 using the Black-Scholes pricing model with the following assumptions:

                      Risk-free interest rate                 5.0%
                      Expected life                           2 years
                      Expected volatility                     65.0%
                      Dividend yield                          0%

During July 2001, the Company issued 67,857 shares of common stock for the cashless exercise of 112,500 warrants.

Options - Outside the Stock Option Plan
---------------------------------------

In February 2000, the Company entered into an agreement with a consultant, providing for 90,000 options, to be granted on April 1, July 1 and on October 1, 2000 90,000 options, with an exercise price of $0.50 per share. These options expire on October 31, 2000. These options were valued at $1.75 each on the grant date.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

Options - Outside the Stock Option Plan (Continued)
---------------------------------------

In May 2001, the Company entered into an agreement with a consultant for managing and updating all aspects of the Company's website and internet. The Company agreed to grant an option to purchase 24,000 shares of the Company's restricted common stock at $.70 per share. The options expire on May 1, 2005. The options were valued at $.61 per share on the grant date.

The above options were valued using the Black-Scholes option pricing model with the following assumptions:

                  Risk-free interest rate           5.0% - 5.5%
                  Expected life                  90 days - 5 years
                  Expected volatility                 65.0%
                  Dividend yield                         0%

Compensation costs charged to operations was $47,500 in 2001 and $472,500 in 2000.

In June 2000, a consultant exercised 90,000 options and the Company recorded a receivable for $45,000.

Stock Option Plans
------------------

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------


                                                                                                       Weighted
                                                                Weighted                               Average
                                            Incentive           Average          Non-Qualified         Exercise
                                          Stock Options      Exercise Price      Stock Options          Price
                                          -------------      --------------      -------------        ----------
Options granted - 2000:
  In the plan                                 470,000             $.34              615,000              $.34
Options granted - 2000:
  Outside the option plan                       -                  -                270,000               .50
Options expired/cancelled:
  Outside the plan                              -                  -               (150,000)              .50
Options exercised
  Outside the plan                              -                  -               (120,000)              .50
                                           ----------             ----             --------              ----
Outstanding - 12/31/00                        470,000              .34              615,000               .34

Options granted - 01/01-12/31/01:
  In the plan                                   -                  -                   -                  -
Options granted - 01/01-12/31/01:
  Outside the option plan                       -                  -                174,000               .96
Options expired/cancelled:
  Outside the plan                              -                  -                   -                  -
Options exercised:
  Outside the plan                              -                  -                   -                  -
                                           ----------             ----             --------              ----
Outstanding - 12/31/01                        470,000             $.34              789,000              $.48
                                           ==========             ====             ========              ====
Composition at 12/31/01:
-----------------------
2000 stock option plan
  ($.34/share)                                470,000             $.34              615,000              $.34
Options granted outside the plan
  ($.96 per share)                              -                  -                174,000               .96
                                           ----------             ----             --------              ----
Outstanding - 12/31/01                        470,000             $.34              789,000              $.48
                                           ==========             ====             ========              ====


Total Value at Option Price                          $  161,210                            $  375,900
                                                     ==========                            ==========
Total Exercisable Value at Option Price              $  161,210                            $  375,900
                                                     ==========                            ==========



              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 -  STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


      Options to purchase common stock                                 1,259,000
      Warrants to purchase common stock                                  657,500
                                                                       ---------
      Total as of December 31, 2001                                    1,916,500
                                                                       =========
      Substantial issuances after December 31, 2001 through April
        11, 2002:
          Cashless exercise of warrants                                   16,374
                                                                       =========
          Shares issued as an incentive to extend
            maturity date on loans                                        10,000
                                                                       =========

NOTE 15 -  COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of December 31, 2001 is $655,175 related to this agreement.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 -  COMMITMENTS AND OTHER MATTERS (Continued)

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

Lease Obligations
-----------------

On February 28, 2000, the Company entered into a lease agreement for office space in Berlin, Germany for a period of five years with a five-year option. Under the lease agreement, annual rent will amount to approximately $47,275, or $3,939, per month commencing March 1, 2000, subject to certain escalation adjustments.

During September 2001, ATI Nuklear entered into a lease for office space in Berlin, Germany for a period of five years. Under the lease agreement, annual rent will amount to approximately $35,047 for each year, commencing October 1, 2001, subject to certain escalation adjustments.

Minimum lease payments to be received as of December 31, 2001 for each of the next 5 years are:

               Year Ended
              December 31,                            Amount
              ------------                           --------

                  2002                               $  82,322
                  2003                                  82,322
                  2004                                  82,322
                  2005                                  42,925
                  2006                                  26,285

Rent expense for all premise operating leases was approximately $109,000 and $88,030 for the years ended December 31, 2001 and 2000, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - SEGMENT REPORTING

The Company's business is organized on a geographic basis, and the Company's Chief Operating Decision Maker assesses performance and allocates resources on this basis. The information provided in the following section is representative of the information used by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest and extraordinary item. Segment results for 2001 and 2000 are as follows:


                                          U.S.A.             Germany          Eliminations       Consolidated
                                      -------------        -----------        ------------       ------------
    2001:
    ----

    Loss before extraordinary
      item                             $ 2,698,253         $ 4,931,363        $    -             $ 7,629,616
                                       ===========         ===========        ==========         ===========
    Depreciation and
     amortization                      $     -             $   291,685        $    -             $   291,685
                                       ===========         ===========        ==========         ===========

    Identifiable Assets                $   262,860         $ 1,305,946        $    -             $ 1,568,806
                                       ===========         ===========        ==========         ===========
    2000:
    ----

    Loss before extraordinary
      item                             $(1,298,129)        $(2,070,515)       $    -             $(3,368,644)
                                       ===========         ===========        ==========         ===========
    Depreciation and
     amortization                      $    -              $   124,555        $    -             $   124,555
                                       ===========         ===========        ==========         ===========

    Identifiable Assets                $ 1,760,484         $ 2,032,959        $ (802,105)        $ 2,991,338
                                       ===========         ===========        ==========         ===========

NOTE 17 - SUBSEQUENT EVENTS

Sale of Reseal, Ltd. Common Stock
---------------------------------

In January 2002, the Company entered into an agreement to sell an additional 1.25% equity stake in Reseal for $125,000.

Exercise of Warrants
--------------------

On April 12, 2002, the Company issued 16,374 of its common stock due to a cashless exercise of 32,500 warrants.

Loan from Shareholder
---------------------

During April 2002, the Company receives a loan from a shareholder in the amount of $400,000, which is payable on demand and accrued interest at a rate of 10% per annum.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - QUARTERLY RESULTS (UNAUDITED)

                                                   Quarter Ended
                               ---------------------------------------------------------
                                 March 31      June 30      September 30     December 31       Total Year
                               -----------   -----------    ------------     -----------      ------------
2001:
----

Revenues                       $     -        $    -        $     -          $     -           $    -
Net loss                          (648,467)   (2,137,167)    (1,082,533)      (3,761,449)       (7,629,616)
Loss per share - basic
  and diluted   (a)                  $(.02)        $(.06)         $(.03)           $(.10)            $(.20)

2000:
----

Revenues                       $     -        $    -        $     -          $     -           $
Net loss                          (846,864)     (902,860)       (89,007)      (1,529,913)       (3,368,644)
Loss per share - basic
  and diluted                        $(.06)         $(.04)        $(.01)           $(.10)            $(.21)



(a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company issuing shares of its common stock during the year.