Form 10QSB
period 2002-03-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2002-05-20
CIK 1054825

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2002

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from _______________ to ______________

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

             Yes   ( X )                              No   (    )

The number of outstanding shares of the issuer's only class of common stock as of May 15, 2002 was 46,764,601.

Transitional Small Business Disclosure Format (check one):

             Yes   (    )                              No   ( X )

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2002

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEET (UNAUDITED)                               1
         At March 31, 2002

       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         For the Three Months Ended March 31, 2002 and 2001                 2
         For the Period from Inception (October 25, 1995) to
           March 31, 2002

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
       (UNAUDITED)                                                          3-4
         For the Three Months Ended March 31, 2002

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         For the Three Months Ended March 31, 2002 and 2001                 5-6
         For the Period from Inception (October 25, 1995) to
           March 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                                                            7-26

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                    At March 31,
                                                                       2002
                                                                   -------------
                                                                    (Unaudited)

Current Assets:
  Cash                                                             $      9,565
  Prepaid expenses and other current assets                             161,552
                                                                   -------------
        Total Current Assets                                            171,117

Property, plant and equipment, net                                      126,799
License fee, net                                                        666,667
Security deposit                                                         12,183
                                                                   -------------
        Total Assets                                               $    976,766
                                                                   =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Notes payable                                                    $  1,436,379
  Accrued liabilities, including $918,639 due to related
    parties                                                           2,909,700
  Obligations under capital leases                                        3,803
  Due to related parties                                                144,167
                                                                   -------------
      Total Current Liabilities                                       4,494,049
                                                                   -------------
Commitments and Other Matters (Notes 1,3,4,7,8,10,11,13 and 15)

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 46,309,501 shares issued and outstanding                  4,632
  Additional paid-in capital                                         12,268,612
  Accumulated other comprehensive income                                156,281
  Deficit accumulated during the development stage                  (15,850,203)
  Unearned financing costs                                              (51,605)
  Receivable on sale of stock                                           (45,000)
                                                                   -------------
      Total Stockholders' Deficiency                                 (3,517,283)
                                                                   -------------
      Total Liabilities and Stockholders' Deficiency               $    976,766
                                                                   =============

See accompanying notes to consolidated financial statements.

                   ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                           For the Three Months Ended      For the Period
                                                   March 31,               from Inception
                                          -----------------------------   (October 25, 1995)
                                              2002            2001        to March 31, 2002
                                          -------------   -------------   -----------------

Revenues                                  $         --    $         --    $             --
                                          -------------   -------------   -----------------
Costs and Expenses:
  Research and development                     193,580         166,926           4,079,907
  Stock-based compensation                      91,404              --           3,696,546
  Consulting fees                               35,106         131,158           2,340,464
  Other general and administrative
    expenses                                   265,390         152,345           4,384,957
  Depreciation and amortization
    expense                                     64,696          60,813             590,415
  Interest and amortization of debt
    issuance costs                             605,245         165,479           3,646,173
                                          -------------   -------------   -----------------
    Total Costs and Expenses                 1,255,421         676,721          18,738,462
                                          -------------   -------------   -----------------
Other (Income)/Expenses:
  Gain on sale of marketable securities       (100,818)       (125,270)           (875,156)
  Equity loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell US                        --         135,308             850,431
  Write-down of equity investment in
    Nurescell US                                    --              --             810,119
  Minority interest in loss of
    consolidated subsidiary                         --         (38,292)           (323,965)
                                          -------------   -------------   -----------------
Loss before extraordinary item              (1,154,603)       (648,467)        (19,199,891)

Extraordinary item - gain on sale of
  technology interest to former
  affiliate, net of income taxes of
  $-0-                                              --              --           3,349,688
                                          -------------   -------------   -----------------
Net Loss                                  $ (1,154,603)   $   (648,467)   $    (15,850,203)
                                          =============   =============   =================

Basic and diluted loss per share:
  Before extraordinary item               $       (.03)   $       (.02)
  Extraordinary item                                --              --
                                          -------------   -------------
     Net Loss                             $       (.03)           (.02)
                                          =============   =============
Weighted average shares used in
  basic and diluted loss per share          46,093,538      32,281,875
                                          =============   =============

See accompanying notes to consolidated financial statements.

                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)

                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                                            Accumulated
                                                                       Common Stock           Additional       Other
                                                      Date of     -----------------------     Paid-in      Comprehensive
                                                    Transaction     Shares      Amount        Capital      Income (Loss)
                                                    -----------   -----------  ----------   ------------   -------------
For the Three Months Ended March 31, 2002:
------------------------------------------

Balance - December 31, 2001                                       45,143,794   $   4,515    $11,768,425    $    110,275

Value assigned to stock as additional
  consideration for financing
  activities                                        01/02-02/02      830,000          83        283,817              --

Issuance of stock for legal fees                       01/02         280,670          28         80,131              --

Issuance of stock for legal fees                       01/02          55,037           6         11,239              --

Proceeds from sale of minority interest
  in Reseal, Ltd.                                      02/02              --          --        125,000              --

Amortization of unearned financing
  costs                                                                   --          --             --              --

Comprehensive Income:
Net loss                                                                  --          --             --              --
  Other comprehensive income (loss), net of tax:
      Foreign currency transaction adjustment                             --          --             --          17,643
      Unrealized holding losses
        arising during the year,
        net of taxes of $-0-                                              --          --             --          28,363
                                                                  -----------  ----------   ------------   -------------
Balance - March 31, 2002                                          46,309,501   $    4,632   $12,268,612    $    156,281
                                                                  ===========  ==========   ============   =============

See accompanying notes to consolidated financial statements.

                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)

                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                           Deficit
                                         Accumulated                                       Total
                                          During the      Unearned       Receivable     Stockholders'
                                         Development      Financing      on Sale of        Equity       Comprehensive
                                            Stage           Costs          Stock        (Deficiency)    Income/(Loss)
                                        -------------   -------------   -------------   -------------   -------------
For the Three Months Ended March 31,
2002:
------------------------------------

Balance - December 31, 2001             $(14,695,600)   $   (292,204)   $    (45,000)   $ (3,149,589)   $ (7,814,103)

Value assigned to stock as additional
  consideration for financing
  activities                                      --        (283,900)             --              --              --

Issuance of stock for legal fees                  --              --              --          80,159              --

Issuance of stock for legal fees                  --              --              --          11,245              --

Proceeds from sale of minority
  interest in Reseal, Ltd.                        --              --              --         125,000              --

Amortization of unearned financing
  costs                                           --         524,499              --         524,499              --

Comprehensive Income:
Net loss                                  (1,154,603)             --              --      (1,154,603)             --
  Other comprehensive income (loss),
    net of tax:
      Foreign currency transaction
        adjustment                                --              --              --          17,643          17,643
      Unrealized holding losses
        arising during the year,
        net of taxes of $-0-                      --              --              --          28,363          28,363
                                        -------------   -------------   -------------   -------------   -------------
Balance - March 31, 2002                $(15,850,203)   $    (51,605)   $    (45,000)   $ (3,517,283)   $ (7,768,097)
                                        =============   =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                       For the Period
                                                        For the Three Months Ended     from Inception
                                                                 March 31,              (October 25,
                                                       -----------------------------   1995) to March
                                                           2002            2001          31, 2002
                                                       -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (1,154,603)   $   (648,467)   $(15,850,203)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell US                  --         135,308         850,431
      Writedown of equity investment in Nurescell
        US                                                       --              --         810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license             --              --        (405,432)
      Extraordinary gain                                         --              --      (3,349,688)
      Gain on sale of marketable securities                (100,818)       (125,270)       (875,156)
      Stock-based compensation                               91,404              --       3,696,546
      Acquisition of Aberdeen                                    --              --         650,000
      Interest and amortization of debt issuance
        costs                                               524,499         126,600       3,052,695
      Research and development costs                             --              --         437,368
      Depreciation and amortization                          64,696          60,813         590,416
  Changes in Assets (Increase) Decrease:
      Prepaid expenses                                       (8,942)        (19,648)       (173,735)
  Changes in Liabilities Increase (Decrease):
      Cumulative translation adjustment                      17,643           5,351         156,281
      Accrued liabilities                                   (36,874)        174,576       3,026,593
                                                       -------------   -------------   -------------
    Net Cash Used in Operating Activities                  (602,995)       (290,737)     (7,383,765)
                                                       -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (14,930)             --        (346,577)
  Proceeds from sale of marketable securities               332,095         359,274       3,012,656
                                                       -------------   -------------   -------------
    Net Cash Provided by Investing Activities               317,165         359,274       2,666,079
                                                       -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of license fee payable                                          (123,292)       (594,568)
 Proceeds from exercise of options                                               --          15,000
 Proceeds from issuance of common stock                                          --         641,975
 Offering costs                                                                  --         (50,000)
 Proceeds from loans                                                        324,520       2,632,557
 Repayment of loans                                        (291,633)             --        (511,633)
 Proceeds from convertible debentures                                            --         750,000
 Financing costs                                                                 --         (75,000)
 Advances from (to) related parties                         410,844         (92,487)      1,552,422
 Payments under capital lease obligations                    (2,356)         (2,886)        (33,502)
 Proceeds from sale of minority interest in Reseal,
   Ltd                                                      125,000              --         400,000
                                                       -------------   -------------   -------------
    Net Cash Provided by Financing Activities               241,855         105,855       4,727,251
                                                       -------------   -------------   -------------
(Decrease) Increase in Cash                                 (43,975)        174,392           9,565

Cash - Beginning of Period                                   53,540          99,767              --
                                                       -------------   -------------   -------------
Cash - End of Period                                   $      9,565    $    274,159    $      9,565
                                                       =============   =============   =============

See accompanying notes to consolidated financial statements.

                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                   For the Period
                                                      For the Three Months Ended   from Inception
                                                               March 31,            (October 25,
                                                      -------------------------    1995) to March
                                                          2002          2001         31, 2002
                                                      -----------   -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                          $    13,342   $    42,343     $   155,419
                                                      ============  ============    ============
    Income taxes                                      $        --   $        --     $        --
                                                      ============  ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
ACTIVITIES:
-----------------------------------------------

  Equipment purchased under capital lease
    obligations                                       $        --   $        --     $    37,305
                                                      ============  ============    ============
  Convertible debentures and interest assumed by
    Eurotech                                          $        --   $        --     $ 1,212,188
                                                      ============  ============    ============
  Debt converted to equity                            $        --   $        --     $ 2,244,545
                                                      ============  ============    ============
  Accrued expenses converted to equity                $        --   $        --     $   129,646
                                                      ============  ============    ============
  Loans from related parties converted to equity      $        --   $        --     $   467,873
                                                      ============  ============    ============

See accompanying notes to consolidated financial statements.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND CONTINUED OPERATIONS

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Cetoni and ATI Nuklear are 100% owned subsidiaries and Reseal is a 96.0% owned subsidiary.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND CONTINUED OPERATIONS (Continued)

Description of Business (Continued)
-----------------------

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

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2002. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of March 31, 2002, the Company had an accumulated deficit since inception of $15,850,203.

Management's business plan will require additional financing. To support its operations during the three months ended March 31, 2002, the Company borrowed monies from individual investors and certain stockholders in the amount of $410,844 and sold minority interest in its subsidiary for $125,000.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2002. No assurance can be given that the Company can continue to obtain any working capital

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND CONTINUED OPERATIONS (Continued)

Continued Existence (Continued)
-------------------

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.

At March 31, 2002, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

                                                           %         Country of
                                                         Owned       Operations
                                                        -------      ----------

                Flexitech, Ltd. ("Flexitech")            20.00%        Israel
                Pirocat, Ltd. ("Pirocat")                20.00%        Israel
                Nurescell Inc.                           28.56%        USA
                Sibconvers                               50.00%        Russia
                Container Engineering, Ltd.              50.00%        Russia

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

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. There were no advertising expenses for the three months ended March 31, 2002 and 2001.

Rent Expense
------------

Rent expense for all office leases was approximately $45,000 and $36,000 for the three months ended March 31, 2002 and 2001, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Accumulated other comprehensive income, at March 31, 2002, consists of the following:

                Foreign currency translation adjustments             $  156,281
                                                                     ===========

Reclassifications
-----------------

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the three months ended March 31, 2002.

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

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. The implementation of this standard had no impact on the Company's results of operations and financial position.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of this standard had no impact on the Company's results of operations and financial position.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter, provided however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. As of March 31, 2002, ATI has advanced payments of $594,568 against the license fee directly to Nurescell US. ATI funded $1,068,163 of expenses on behalf of Nurescell AG, which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $405,432, representing Nurescell US' share of the funding as of March 31, 2002.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
----------------------------------------------

In addition, under the terms of this modified agreement, Nurescell US has agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell US has agreed to repay to ATI all monies that ATI has previously paid to, or on behalf of, Nurescell US for its acquisition of a 49% interest in Nurescell AG. As part of the agreement, the Company agreed to continue to finance certain amounts of Nurescell US' continued monthly operations on a non-interest bearing basis, advancing a total of $114,946 through March 31, 2002. ATI has reserved an allowance of $55,000 against these advances.

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

Nurescell US Common Stock
-------------------------

On August 23, 2000, ATI had entered into an Agreement for Purchase of Stock ("Agreement") with Adrian Joseph and his wife, Dianna Joseph (the "Josephs") to purchase 3,500,000 shares of the $.0001 par value common stock of Nurescell US owned by them in consideration for the issuance to the Josephs of 3,500,000 shares of common stock of ATI valued at $1,093,750. In addition, the Agreement provides that the Josephs may receive up to an additional 2,000,000 shares of the common stock of ATI in the event that Nurescell AG achieves certain gross revenue numbers over a period of five years. Adrian Joseph was the Chief Executive Officer of Nurescell US until December 4, 2000. The transaction was effective on January 11, 2001.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  4 - ACQUISITIONS (Continued)

Nurescell US Common Stock (Continued)
-------------------------

On April 16, 2001, the Company entered into an agreement to purchase 1,090,000 shares of Nurescell US common stock from one of its shareholders in exchange of 1,090,000 shares of the Company's common stock valued at $566,800.

As of March 31, 2002, the Company owns 4,590,000 shares of Nurescell US constituting approximately 28.56% of the outstanding shares of Nurescell US.

As of December 31, 2001, the Company has recorded equity losses and amortization of goodwill related to its investment in Nurescell US in the amount of $850,431. During the year ended December 31, 2001, the Company also recorded an impairment loss of $810,119 in connection with its investment in Nurescell US.

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

Reseal, Ltd.
-----------

During 1999, the Company's German subsidiary acquired from Eurotech the rights to a certain resealable can technology for $150,000 in cash and $345,000 due on September 30, 2000. This product was originally developed by Cetoni. The purchase price of $495,000 was charged to research and development expenses during the year ended December 31, 1999. The purchase price was paid in full in July of 2000. On June 8, 2001, ATI formed a new entity, Reseal, Ltd., to commercialize its "Reseal-able" packaging systems technology. On August 3, 2001, the Company entered into an agreement with Styner & Bienz for the production of samples of the resealable beverage can and conducting certain tests required for commercialization of the product. In December 2001, the Company entered into an agreement, whereby it sold a 2.75% equity stake in Reseal to an accredited investor for $275,000. In January 2002, the Company entered into an agreement with the same accredited investor to sell an additional 1.25% equity stake in Reseal for $125,000.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - GAIN ON SALE OF MARKETABLE SECURITIES

During the three months ended March 31, 2002, the Company disposed of 216,700 shares of its Eurotech restricted common stock resulting in a gain of $100,818.

NOTE 6 - EQUIPMENT

Equipment at March 31, 2002 consisted of the following:

       Machinery and equipment                             $  161,199
       Transportation equipment                               100,030
       Office furniture and fixtures                          156,246
       Software                                                13,615
                                                           ----------
                                                              431,090
       Less: Accumulated depreciation                         304,291
                                                           ----------
                                                           $  126,799
                                                           ==========

Depreciation expense for the three months ended March 31, 2002 and 2001 amounted to $64,696 and $60,813, respectively.

NOTE 7 - LICENSING FEES

Licensing fees at March 31, 2002 consisted of the following:

       Licensing fee - discussed in Note 4                  $1,000,000
       Less: Accumulated amortization                          333,333
                                                            ----------
                                                            $  666,667
                                                            ==========

Amortization expense for the three months ended March 31, 2002 and 2001 amounted to $50,000 and $50,000, respectively.

NOTE 8 - NOTES PAYABLE

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  8 - NOTES PAYABLE (Continued)

During April 2001, various obligations on the above notes payable, totalling $343,571 of principal were satisfied by the issuance of 1,365,259 shares of common stock. On May 1, 2001, the Company repaid $220,000 of principal to an investor. The maturity date of the remaining promissory notes, totalling $150,000, was extended to March 1, 2002. During April 2002, the maturity date of the remaining promissory notes, totalling $150,000, was extended to June 1, 2002. As consideration for entering into these agreements, the investor received two shares of the Company's common stock for each $1.00 loaned to the Company (300,000 shares). In addition, the investor may be repaid in cash or in the Company's common stock. The price per principal share for purposes of computing the conversion ratio shall be $0.25 per principal share.

During May 2001, the Company borrowed $100,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The loan's maturity date was extended to March 1, 2002 and as consideration for entering into this agreement, the individual received an additional 200,000 shares of the Company's common stock. During April 2002, the Company extended the loan's maturity date to June 1, 2002 with no additional consideration.

During June 2001, the Company borrowed $260,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 260,000 shares of its common stock to the lender. The loan's maturity date was extended to February 6, 2002 and as consideration for entering into these agreements, the individual received an additional 520,000 shares of the Company's common stock. During February 2002, the maturity date was extended again to March 6, 2002 and as consideration, the investor received 280,000 shares of the Company's common stock. It was also agreed that if the loan was not repaid by March 6, 2002, the loan would be extended by the Company and the Company will pay a late fee in the amount of $500 per day, until all principal, interest and late fees are paid in full. As of March 31, 2002, the Company has accounted $12,500 as late fees.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was orally extended to June 1, 2002 and as consideration, the individual received an additional 30,000 shares of the Comopany's common stock.

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

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The noteholder has agreed orally to extend the maturity date to June 1, 2002.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - NOTES PAYABLE (Continued)

Effective September 10, 2001, the Company borrowed $560,000 from an individual and issued a promissory note which provides that the loan is due January 31, 2002 and provides for interest at the rate of 1% per month. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan. The note was extended to June 1, 2002.

On November 27, 2001, the Company borrowed $10,000 from an individual and issued a promissory note which provides that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. During February 2002, the loan's maturity date was extended to May 27, 2002 and as consideration for entering into this agreement, the individual received an additional 20,000 shares of the Company's common stock.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2002 consist of the following:

        Professional fees                                    $  968,724
        Consulting fees (including related
          parties of $655,175)                                1,033,521
        Payroll and other taxes                                 209,790
        Interest (including related parties
          of $263,464)                                          409,956
        Other                                                   287,709
                                                             ----------
              Total                                          $2,909,700
                                                             ==========

NOTE 10 - OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of transportation equipment under capital leases expiring in 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset.

The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the three months ended March 31, 2002 and 2001.

As of March 31, 2002, property held under capital leases was as follows:

        Transportation equipment                             $ 50,849
        Less: Accumulated depreciation                         42,563
                                                             --------
                                                             $  8,286
                                                             ========

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - OBLIGATIONS UNDER CAPITAL LEASES (Continued)

Minimum future lease payments under capital leases are as follows:

                As of March 31,
                ---------------

                      2003                                      $  3,887
                                                                --------
                Total minimum lease payments                       3,887
                Less: Amount representing interest                    84
                                                                --------
                Obligations Under Capital Leases                $  3,803
                                                                ========

Interest rates on capitalized leases vary from 6.87% to 7.50%, based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessors' implicit rate of return.

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes totalled $263,464 at March 31, 2002. In addition, the Company has a consulting agreement with ERBC (see Note 13).

NOTE 12 - STOCKHOLDERS' EQUITY

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock
------------

In January 2002, the Company issued 280,670 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $80,159, which was charged to operations during the quarter ended March 31, 2002.

In February 2002, the Company issued 55,037 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $11,245, which was charged to operations during the quarter ended March 31, 2002.

During January 2002, the Company had to issue an additional 830,000 shares of its common stock as additional consideration for extending the due date on promissory notes related to private placement of debt. The shares were valued at $283,900, of which $251,144 was charged to operations during the quarter ended March 31, 2002, with the remaining balance being amortized over the new term of the notes.

Warrants
--------

At March 31, 2002, there were warrants outstanding to purchase 657,500 shares of the Company's common stock at $0.65 per share, which expire on April 14, 2004. The warrants were valued at $531,000 and were charged to financing costs in 1999 using the Black-Scholes pricing model with the following assumptions:

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 -  STOCKHOLDERS' EQUITY (Continued)

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 -  STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

                                                                                                           Weighted
                                                                    Weighted                               Average
                                                Incentive           Average          Non-Qualified         Exercise
                                              Stock Options      Exercise Price      Stock Options          Price
                                              -------------      --------------      -------------        ----------
Options granted - 2000:
  In the plan                                     470,000             $.34              615,000              $.34
Options granted - 2000:
  Outside the option plan                           -                  -                270,000               .50
Options expired/cancelled:
  Outside the plan                                  -                  -               (150,000)              .50
Options exercised
  Outside the plan                                  -                  -               (120,000)              .50
                                               ----------             ----             --------              ----
Outstanding - 12/31/00                            470,000              .34              615,000               .34

Options granted - 2001:
  In the plan                                       -                  -                   -                  -
Options granted - 2001:
  Outside the option plan                           -                  -                174,000               .96
Options expired/cancelled:
  Outside the plan                                  -                  -                   -                  -
Options exercised:
  Outside the plan                                  -                  -                   -                  -
                                               ----------             ----             --------              ----
Outstanding - 12/31/01                            470,000             $.34              789,000              $.48

Options granted - 01/02-03/31/02:
  In the plan                                       -                  -                   -                  -
Options granted - 01/02-03/31/02:
  Outside the option plan                           -                  -                   -                  -
Options expired/cancelled                           -                  -                   -                  -
Options exercised                                   -                  -                   -                  -
                                               ----------             ----             --------              ----
Outstanding - 03/31/02                            470,000             $.34              789,000              $.48
                                               ==========             ====             ========              ====

Composition at 03/31/02:
-----------------------
2000 stock option plan
  ($.34/share)                                    470,000             $.34              615,000              $.34
Options granted outside the plan
  ($.96 per share)                                  -                  -                174,000               .96
                                               ----------             ----             --------              ----
Outstanding - 03/31/02                            470,000             $.34              789,000              $.48
                                               ==========             ====             ========              ====

Total Value at Option Price                              $  161,210                            $  375,900
                                                         ==========                            ==========
Total Exercisable Value at Option Price                  $  161,210                            $  375,900
                                                         ==========                            ==========

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 -  STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

       Options to purchase common stock                           1,259,000
       Warrants to purchase common stock                            657,500
                                                                  ---------
       Total as of March 31, 2002                                 1,916,500
                                                                  =========
       Substantial issuances after March 31, 2002
         through May 10, 2002:
           Cashless exercise of warrants                             16,374
                                                                  =========

NOTE 13 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of March 31, 2002 is $655,175 related to this agreement.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 13 - COMMITMENTS AND OTHER MATTERS (Continued)

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

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest and extraordinary item. Segment results for 2002 and 2001 are as follows:

                                          U.S.A.             Germany          Eliminations       Consolidated
                                      -------------        -----------        ------------       ------------
    2002:
    ----
    Loss before interest and
      extraordinary item               $   (30,586)        $  (518,772)       $    -             $  (549,358)
                                       ============        ============       ===========        ============
    Depreciation and
     amortization                      $     -             $    64,696        $    -             $    64,696
                                       ============        ============       ===========        ============

    Identifiable Assets                $    59,946         $   916,820        $    -             $   976,766
                                       ============        ============       ===========        ============
    2001:
    ----

    Loss before interest and
      extraordinary item               $    70,652         $  (553,640)       $    -             $  (482,988)
                                       ============        ============       ===========        ============
    Depreciation and
     amortization                      $    -              $    60,813        $    -             $    60,813
                                       ============        ============       ===========        ============

    Identifiable Assets                $ 1,682,403         $ 2,168,931        $    -             $ 3,851,334
                                       ============        ============       ===========        ============


              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 15 - SUBSEQUENT EVENTS

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

CETONI GmbH. Cetoni is a German based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has successfully designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets.

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

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of March 30, 2002, the Company had working capital of $(4,322,932), a shareholders' deficit of $3,517,283 and an accumulated deficit of $15,850,203. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In January 2002, the Company issued 280,670 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $80,159, which was charged to operations during the quarter ended March 31, 2002.

In February 2002, the Company issued 55,037 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $11,245, which was charged to operations during the quarter ended March 31, 2002.

During January 2002, the Company had to issue an additional 830,000 shares of its common stock as additional consideration for extending the due date on promissory notes related to private placement of debt. The shares were valued at $283,900, of which $251,144 was charged to operations during the quarter ended March 31, 2002, with the remaining balance being amortized over the new term of the notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: May 20, 2002             By: /s/ Hans Joachim Skrobanek
                                       --------------------------------
                                       Hans Joachim Skrobanek, President

Dated: May 20, 2002             By: /s/ James Samuelson
                                       --------------------------------
                                       James Samuelson,
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