Form 10QSB
period 2002-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2002-09-13
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from ___________________________________________ to

__________________________________________________________________________.

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

             Yes   ( X )                              No   (   )

The number of outstanding shares of the issuer's only class of common stock as of September 11, 2002 was 47,842,373.

Transitional Small Business Disclosure Format (check one):

             Yes   (   )                              No   ( X )

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                                  JUNE 30, 2002

                                                                      Page Nos.
                                                                      ---------

PART I - FINANCIAL INFORMATION

    ITEM I - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEET                               1
         At June 30, 2002 (Unaudited)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)       2-3
         For the Six Months Ended June 30, 2002 and 2001
         For the Three Months Ended June 30, 2002 and 2001
         For the Period from Inception (October 25, 1995) to
           June 30, 2002

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY     4-5
         (UNAUDITED)
           For the Six Months Ended June 30, 2002

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)       6-7
         For the Six Months Ended June 30, 2002 and 2001
         For the Period from Inception (October 25, 1995) to
           June 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         8-27

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                    CONDENSED CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                   ------

                                                                    At June 30,
                                                                       2002
                                                                   -------------
                                                                    (Unaudited)

Current Assets:
  Prepaid expenses and other current assets                        $    124,153
                                                                   -------------
        Total Current Assets                                            124,153

Property, plant and equipment, net                                      181,809
License fee, net                                                        616,667
Security deposit                                                         13,798
                                                                   -------------
        Total Assets                                               $    936,427
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

Current Liabilities:
  Bank overdraft                                                   $      9,170
  Notes payable                                                       1,436,379
  Accrued liabilities, including $960,559 due to related
    parties                                                           3,730,764
  Due to related parties                                                530,836
                                                                   -------------
      Total Current Liabilities                                       5,707,149
                                                                   -------------
Commitments and Other Matters (Notes 1,3,4,7,8,10 and 12)

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 47,578,077 shares issued and outstanding                  4,756
  Additional paid-in capital                                         13,131,381
  Accumulated other comprehensive income                                (66,308)
  Deficit accumulated during the development stage                  (17,795,551)
  Receivable on sale of stock                                           (45,000)
                                                                   -------------
      Total Stockholders' Deficiency                                 (4,770,722)
                                                                   -------------
      Total Liabilities and Stockholders' Deficiency               $    936,427
                                                                   =============

See accompanying notes to condensed consolidated financial statements.

                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                   For the Six Months Ended           For the Period
                                                           June 30,                   from Inception
                                              ---------------------------------     (October 25, 1995)
                                                   2002               2001           to June 30, 2002
                                              -------------       -------------       -------------
REVENUES                                      $         --        $         --        $         --
                                              -------------       -------------       -------------
COSTS AND EXPENSES:
  Research and development                         655,661             345,614           4,541,988
  Stock-based compensation                         954,297             206,250           4,559,439
  Consulting fees                                   55,496             391,731           2,360,854
  Other general and administrative
    expenses                                       671,242             880,262           4,790,809
  Depreciation and amortization expense            135,639             287,865             661,358
  Interest and amortization of debt
    issuance costs                                 728,434             474,247           3,769,362
                                              -------------       -------------       -------------
    TOTAL COSTS AND EXPENSES                     3,200,769           2,585,969          20,683,810
                                              -------------       -------------       -------------
OTHER (INCOME)/EXPENSES:
  (Gain) loss on sale of marketable securities    (100,818)             22,253            (875,156)
  Equity in net loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell US                            --             181,708             850,431
  Write-down of equity investment in
    Nurescell US                                        --                  --             810,119
  Minority interest in loss of
    consolidated subsidiary                             --              (4,296)           (323,965)
                                              -------------       -------------       -------------
LOSS BEFORE EXTRAORDINARY ITEM                  (3,099,951)         (2,785,634)        (21,145,239)

EXTRAORDINARY ITEM - GAIN ON SALE OF
  TECHNOLOGY INTEREST TO FORMER
  AFFILIATE, NET OF INCOME TAXES OF
  $-0-                                                  --                  --           3,349,688
                                              -------------       -------------       -------------
NET LOSS                                      $ (3,099,951)       $ (2,785,634)       $(17,795,551)
                                              =============       =============       =============

BASIC AND DILUTED LOSS PER SHARE              $       (.07)       $       (.08)
                                              =============       =============
WEIGHTED AVERAGE COMMON SHARES USED IN
  BASIC AND DILUTED LOSS PER SHARE              46,466,182          35,510,866
                                              =============       =============

See accompanying notes to condensed consolidated financial statements.

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                        For the Three Months Ended
                                                                 June 30,
                                                      -----------------------------
                                                           2002            2001
                                                      -------------   -------------
REVENUES                                              $         --    $         --
                                                      -------------   -------------
COSTS AND EXPENSES:
  Research and development                                 462,081         178,688
  Stock-based compensation                                 862,893         206,250
  Consulting fees                                           20,390         260,573
  Other general and administrative expenses                405,852         727,917
  Depreciation and amortization expense                     70,943         227,052
  Interest and amortization of debt issuance costs         123,189         308,768
                                                      -------------   -------------
    TOTAL COSTS AND EXPENSES                             1,945,348       1,909,248
                                                      -------------   -------------
LOSS ON SALE OF MARKETABLE SECURITIES                           --         147,523

EQUITY LOSS OF UNCONSOLIDATED AFFILIATE - NURESCELL
  U.S                                                           --          46,400

MINORITY INTEREST IN LOSS OF CONSOLIDATED AFFILIATE             --          33,996
                                                      -------------   -------------
NET LOSS                                              $  1,945,348    $ (2,137,167)
                                                      =============   =============

BASIC AND DILUTED LOSS PER SHARE                      $       (.04)   $       (.06)
                                                      =============   =============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC AND
  DILUTED LOSS PER SHARE                                46,852,472      38,739,857
                                                      =============   =============

See accompanying notes to condensed consolidated financial statements.

                                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                         (UNAUDITED)

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                                               Accumulated
                                                                     Common Stock              Additional         Other
                                              Date of       ------------------------------      Paid-in        Comprehensive
                                            Transaction         Shares          Amount          Capital        Income (Loss)
                                           -------------    -------------    -------------    -------------     -----------

For the Six Months Ended June 30, 2002:
--------------------------------------

Balance - January 1, 2002                                     45,143,794     $      4,515     $ 11,768,425      $  110,275

Value assigned to stock as additional
  consideration for financing
  activities                                01/02-02/02          830,000               83          283,817              --

Issuance of stock for legal fees            01/02                280,670               28           80,131              --

Issuance of stock for legal fees            01/02                 55,037                6           11,239              --

Proceeds from sale of minority interest
  in Reseal, Ltd.                           02/02                     --               --          125,000              --

Cashless exercise of warrants               04/02                 16,374                1               (1)             --

Issuance of stock for legal fees            04/02                328,104               32          122,426              --

Compensatory issuance of stock              04/02                250,000               25          344,975              --

Issuance of stock for legal fees            05/02                 95,146                9           65,823              --

Issuance of stock for legal fees            06/02                578,952               57          329,544              --

Amortization of unearned financing
  costs                                                               --               --               --              --

Comprehensive Income:
Net loss                                                              --               --               --              --
  Other comprehensive income (loss),
    net of tax:
      Foreign currency transaction
        adjustment                                                    --               --               --        (204,946)
      Other                                                           --               --               --          28,363
                                                            -------------    -------------    -------------     -----------
Balance - June 30, 2002                                       47,578,077     $      4,756     $ 13,131,379      $  (66,308)
                                                            =============    =============    =============     ===========

See accompanying notes to condensed consolidated financial statements.

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                  CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                           (UNAUDITED)

                                             FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                              Deficit
                                            Accumulated                                             Total
                                            During the         Unearned         Receivable       Stockholders'
                                            Development        Financing        on Sale of          Equity         Comprehensive
                                               Stage             Costs            Stock          (Deficiency)      Income/(Loss)
                                           -------------     -------------     -------------     -------------     -------------

For the Six Months Ended June 30, 2002:
--------------------------------------

Balance - January 1, 2002                  $(14,695,600)     $   (292,204)     $    (45,000)     $ (3,149,589)     $ (7,814,103)

Value assigned to stock as additional
  consideration for financing
  activities                                         --          (283,900)               --                --                --

Issuance of stock for legal fees                     --                --                --            80,159                --

Issuance of stock for legal fees                     --                --                --            11,245                --

Proceeds from sale of minority
  interest in Reseal, Ltd.                           --                --                --           125,000                --

Cashless exercise of warrants                        --                --                --                --                --

Issuance of stock for legal fees                     --                --                --           122,458                --

Compensatory issuance of stock                       --                --                --           345,000                --

Issuance of stock for legal fees                     --                --                --            65,832                --

Issuance of stock for legal fees                     --                --                --           329,603                --

Amortization of unearned financing
  costs
                                                     --           576,104                --           576,104                --
Comprehensive Income:
  Net loss                                   (3,099,951)               --                --        (3,099,951)               --
    Other comprehensive income (loss),
      net of tax:
        Foreign currency transaction
          adjustment                                 --                --                --          (204,946)         (204,946)
        Other                                        --                --                --            28,363            28,363
                                           -------------     -------------     -------------     -------------     -------------
Balance - June 30, 2002                    $(17,795,551)     $         --      $    (45,000)     $ (4,770,722)     $ (7,990,686)
                                           =============     =============     =============     =============     =============

See accompanying notes to condensed consolidated financial statements.

                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                             For the Period
                                                             For the Six Months Ended        from Inception
                                                                     June 30,              (October 25, 1995)
                                                         -------------------------------      to June 30,
                                                              2002              2001              2002
                                                         -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (3,099,951)     $ (2,785,634)     $(17,795,551)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell US                    --           177,412           850,431
      Writedown of equity investment in Nurescell US               --                --           810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license               --            79,493          (405,432)
      Extraordinary gain                                   (3,349,688)
      (Gain) loss on sale of marketable securities           (100,818)           22,253          (875,156)
      Stock-based compensation                                954,297           206,250         4,559,439
      Acquisition of Aberdeen                                      --                --           650,000
      Interest and amortization of debt issuance
        costs                                                 576,104           391,410         3,104,300
      Research and development costs                               --                --           437,368
      Depreciation and amortization                           135,639           287,865           661,359

      Changes in Assets (Increase) Decrease:
        Prepaid expenses                                       26,842           (12,306)         (137,951)
      Changes in Liabilities Increase (Decrease):
        Cumulative translation adjustment                    (204,946)           40,399           (66,308)
        Accrued liabilities                                   784,190           252,214         3,847,657
                                                         -------------     -------------     -------------
      NET CASH USED IN OPERATING ACTIVITIES                  (928,643)       (1,340,644)       (7,709,413)
                                                         -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (90,883)           (2,055)         (422,530)
  Proceeds from sale of marketable securities                 332,095         1,301,703         3,012,656
                                                         -------------     -------------     -------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES               241,212         1,299,648         2,590,126
                                                         -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of license fee payable                                 --          (235,449)         (594,568)
  Proceeds from exercise of options                                --                --            15,000
  Proceeds from issuance of common stock                           --                --           641,975
  Offering costs                                                   --                --           (50,000)
  Proceeds from loans                                              --           993,986         2,632,557
  Repayment of loans                                         (291,633)         (220,000)         (511,633)
  Proceeds from convertible debentures                             --                --           750,000
  Financing costs                                                  --                --           (75,000)
  Advances from (to) related parties                          797,513          (567,903)        1,939,091
  Payments under capital lease obligations                     (6,159)           (6,151)          (37,305)
  Procedds from sale of minority interest in Reseal,
    Ltd                                                       125,000                --           400,000
                                                         -------------     -------------     -------------
     NET CASH PROVIDED BY (USSED IN) FINANCING
       ACTIVITIES                                             624,721           (35,517)        5,110,117
                                                         -------------     -------------     -------------
(DECREASE) INCREASE IN CASH                                   (62,710)          (76,513)           (9,170)

CASH - BEGINNING OF PERIOD                                     53,540            99,767                --
                                                         -------------     -------------     -------------
CASH (BANK OVERDRAFT) - END OF PERIOD                    $     (9,170)     $     23,254      $     (9,170)
                                                         =============     =============     =============

See accompanying notes to condensed consolidated financial statements.

                         ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                     (A Development Stage Company)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                       For the Period
                                                        For the Six Months Ended       from Inception
                                                                June 30,             (October 25, 1995)
                                                     ------------------------------     to June 30,
                                                          2002             2001             2002
                                                     -------------    -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                         $     10,021     $      2,130     $    152,098
                                                     =============    =============    =============
    Income taxes                                     $         --     $         --     $         --
                                                     =============    =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
ACTIVITIES:
-----------------------------------------------

  Equipment purchased under capital lease
    obligations                                      $         --     $         --     $     37,305
                                                     =============    =============    =============
  Convertible debentures and interest assumed by
    Eurotech                                         $         --     $         --     $  1,212,188
                                                     =============    =============    =============
  Debt converted to equity                           $         --     $    444,545     $  2,244,545
                                                     =============    =============    =============
  Accrued expenses converted to equity               $         --     $    517,873     $    129,646
                                                     =============    =============    =============
  Loans from related parties converted to equity     $         --     $         --     $    467,873
                                                     =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND CONTINUED OPERATIONS

Description of Business
-----------------------

The accompanying condensed consolidated financial statements include the accounts of Advanced Technology Industries, Inc. ("ATI"), formerly Kurchatov Research Holdings, Ltd. and its Subsidiaries, Cetoni Umwelttechnologie Entwicklungs GmbH ("Cetoni"), ATI Nuklear AG ("ATI Nuklear"), formerly Nurescell AG and Reseal, Ltd. ("Reseal"), collectively referred to as "the Company".

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Cetoni and ATI Nuklear are 100% owned subsidiary and Reseal is a 96.0% owned subsidiary.

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., which was incorporated under the laws of the State of Delaware. Reseal was organized to commercialize its proprietary "reseal-able" packaging systems technology. This patented system for re-sealing "pop-top" cans for both soft drinks and beer has been developed and Reseal believes it is ready for commercial introduction. However there are no assurances that the "pop-top" cans will be introduced for commercial distribution.

Continued Existence
-------------------

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2002. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of June 30, 2002, the Company had an accumulated deficit since inception of $17,795,551.

Management's business plan will require additional financing. To support its operations during the six months ended June 30, 2002, the Company borrowed monies from individual investors and certain stockholder in the amount of $797,513 and sold minority interest in its subsidiary for $125,000.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND CONTINUED OPERATIONS (Continued)

Continued Existence (Continued)
-------------------

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2002. No assurance can be given that the Company can continue to obtain any working capital or sell all or any of its Eurotech securities, or obtain a loan against its Eurotech securities, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans a development stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of ATI and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings of companies 50% or less.

Use of Estimates
----------------

The preparation of condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.

At June 30, 2002, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

                                                        %            Country of
                                                      Owned          Operations
                                                     -------         ----------

         Flexitech, Ltd. ("Flexitech")                20.00%           Israel
         Pirocat, Ltd. ("Pirocat")                    20.00%           Israel
         Nurescell Inc.                               28.00%           USA
         Sibconvers                                   50.00%           Russia
         Container Engineering, Ltd.                  50.00%           Russia

The Company does not have sufficient control in order to consolidate such entities. The above companies do not have any revenue nor any significant assets.

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

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. There were no advertising expenses for the six months ended June 30, 2002 and 2001.

Rent Expense
------------

Rent expense for all leases was approximately $93,168 and $66,687 for the six months ended June 30, 2002 and 2001, respectively.

        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

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

Accumulated other comprehensive income, at June 30, 2002, consists of the following:

         Foreign currency translation adjustments                  $  (66,308)
                                                                   ===========

Reclassifications
-----------------

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the six months ended June 30, 2002.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 4 - ACQUISITIONS (Continued)

Cetoni Umwelttechnologie-Entwicklungs GmbH - Pooling-of-Interests (Continued)
-----------------------------------------------------------------

The acquisition was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined results of ATI and Cetoni.

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

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter, provided however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. As of June 30, 2002, ATI has advanced payments of $594,568 against the license fee directly to Nurescell US. ATI funded $1,068,163 of expenses on behalf of Nurescell AG, which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $405,432, representing Nurescell US' share of the funding as of June 30, 2002.

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
----------------------------------------------

In addition, under the terms of this modified agreement, Nurescell US has agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell US has agreed to repay to ATI all monies that ATI has previously paid to, or on behalf of, Nurescell US for its acquisition of a 49% interest in Nurescell AG. As part of the agreement, the Company agreed to continue to finance certain amounts of Nurescell US' continued monthly operations on a non-interest bearing basis, advancing a total of $114,946 through June 30, 2002. ATI has reserved an allowance of $55,000 against these advances.

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

As of June 30, 2002, the Company owns 4,590,000 shares of Nurescell US constituting approximately 28.00% of the outstanding shares of Nurescell US.

As of December 31, 2001, the Company has recorded equity losses and amortization of goodwill related to its investment in Nurescell US in the amount of $850,431. During the year ended December 31, 2001, the Company also recorded an impairment loss of $810,119 in connection with its investment in Nurescell Inc.

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 4 - ACQUISITIONS (Continued)

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

NOTE  5 - GAIN ON SALE OF MARKETABLE SECURITIES

During the six months ended June 30, 2002, the Company disposed of 216,700 shares of its Eurotech restricted common stock resulting in a gain of $100,818.

NOTE  6 - EQUIPMENT

Equipment at June 30, 2002 consisted of the following:

                Machinery and equipment                            $  150,421
                Transportation equipment                              150,754
                Office furniture and fixtures                         158,241
                Software                                               13,615
                                                                   -----------
                                                                      473,031
                Less: Accumulated depreciation                       (291,222)
                                                                   -----------
                                                                   $  181,809
                                                                   ===========

Depreciation expense for the six months ended June 30, 2002 and 2001 amounted to $35,639 and $187,865, respectively.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 7 - LICENSING FEES

Licensing fees at June 30, 2002 consisted of the following:

                Licensing fee - discussed in Note 4                $1,000,000
                Less: Accumulated amortization                        383,333
                                                                   -----------
                                                                   $  616,667
                                                                   ===========

Amortization expense for the six months ended June 30, 2002 and 2001 amounted to $100,000 and $100,000, respectively.

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

During April 2001, various obligations on the above notes payable, totalling $343,571 of principal were satisfied by the issuance of 1,365,259 shares of common stock. On May 1, 2001, the Company repaid $220,000 of principal to an investor. The maturity date of the remaining promissory notes, totalling $150,000, was extended to March 1, 2002. During April 2002, the maturity date of the remaining promissory notes, totalling $150,000, was extended to June 1, 2002. As consideration for entering into these agreements, the investor received two shares of the Company's common stock for each $1.00 loaned to the Company (300,000 shares). In addition, the investor may be repaid in cash or in the Company's common stock. The price per principal share for purposes of computing the conversion ratio shall be $0.25 per principal share. During August 2002, the maturity date of the remaining promissory notes, totaling $150,000, was extended to February 8, 2003.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 8 - NOTES PAYABLE (Continued)

During May 2001, the Company borrowed $100,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The loan's maturity date was extended to March 1, 2002 and as consideration for entering into this agreement, the individual received an additional 200,000 shares of the Company's common stock. The Company extended the loan's maturity date to February 8, 2003 with no additional consideration.

During June 2001, the Company borrowed $260,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 260,000 shares of its common stock to the lender. The loan's maturity date was extended to February 6, 2002 and as consideration for entering into these agreements, the individual received an additional 520,000 shares of the Company's common stock. During February 2002, the maturity date was extended again to March 6, 2002 and as consideration, the investor received 280,000 shares of the Company's common stock. It was also agreed that if the loan was not repaid by March 6, 2002, the loan would be extended by the Company and the Company will pay a late fee in the amount of $500 per day, until all principal, interest and late fees are paid in full. As of June 30, 2002, the Company has accounted $57,500 as late fees.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was orally extended to June 1, 2002 and as consideration, the individual received an additional 30,000 shares of the Company's common stock. Subsequently the notes have been extended to October 31, 2002

Also on July 13, 2001, an officer of the Company advanced $10,000 pursuant to a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. The officer has agreed to extend the due date to October 30, 2002.

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The noteholder has agreed orally to extend the maturity date to November 11, 2002.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 8 - NOTES PAYABLE (Continued)

Effective September 10, 2001, the Company borrowed $560,000 from an individual and issued a promissory note which provides that the loan is due January 31, 2002 and provides for interest at the rate of 1% per month. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan. The note has been extended to November 11, 2002.

On November 27, 2001, the Company borrowed $10,000 from an individual and issued a promissory note which provides that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was extended to May 27, 2002 and as consideration for entering into this agreement, the individual received an additional 20,000 shares of the Company's common stock. The note was subsequently extended to February 1, 2003 without any new consideration.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2002 consist of the following:

                Professional fees                                  $  957,373
                Consulting fees (including related
                  parties of $655,175)                              1,611,491
                Payroll and other taxes                               224,540
                Interest (including related parties
                  of $283,509)                                        529,692
                Other                                                 407,668
                                                                   -----------
                      Total                                        $3,730,764
                                                                   ===========

NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes totalled $283,509 at June 30, 2002. In addition, the Company has a consulting agreement with ERBC (see Note 12).

NOTE 11 - STOCKHOLDERS' EQUITY

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

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

During January 2002, the Company had to issue an additional 830,000 shares of its common stock as additional consideration for extending the due date on promissory notes related to private placement of debt. The shares were valued at $283,900, which was charged to operations during the six months ended June 30, 2002.

During April 2002, the Company issued 328,104 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $122,458, which was charged to operations during the quarter ended June 30, 2002.

During April 2002, the Company issued 16,374 of its common stock due to a cashless exercise of 32,500 warrants.

In April 2002, the Company issued 250,000 shares of common stock pursuant to a consulting arrangement. Shares issued under this arrangement was valued at $345,000, which was charged to operations during the quarter ended June 30, 2002.

During May 2002, the Company issued 95,146 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $65,832, which was charged to operations during the quarter ended June 30, 2002.

During June 2002, the Company issued 578,952 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $329,603, which was charged to operations during the quarter ended June 30, 2002.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

At June 30, 2002, there were warrants outstanding to purchase 625,000 shares of the Company's common stock at $0.65 per share, which expire on April 14, 2004. The warrants were valued at $531,000 and were charged to financing costs in 1999 using the Black-Scholes pricing model with the following assumptions:

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

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

                                                                                                           Weighted
                                                                    Weighted                               Average
                                                Incentive           Average          Non-Qualified         Exercise
                                              Stock Options      Exercise Price      Stock Options          Price
                                              -------------      --------------      -------------        ---------

Options granted - 2000:
  In the plan                                     470,000             $.34              615,000              $.34
Options granted - 2000:
  Outside the option plan                              --               --              270,000               .50
Options expired/cancelled:
  Outside the plan                                     --               --             (150,000)              .50
Options exercised
  Outside the plan                                     --               --             (120,000)              .50
                                               -----------            -----            ---------             -----
Outstanding - 12/31/00                            470,000              .34              615,000               .34

Options granted - 2001:
  In the plan                                          --               --                   --                --
Options granted - 2001:
  Outside the option plan                              --               --              174,000               .96
Options expired/cancelled:
  Outside the plan                                     --               --                   --                --
Options exercised:
  Outside the plan                                     --               --                   --                --
                                               -----------            -----            ---------             -----
Outstanding - 12/31/01                            470,000             $.34              789,000              $.48
                                               ===========            =====            =========             =====
Options granted - 01/02-06/30/02:
  In the plan                                          --               --                   --                --
Options granted - 01/02-06/30/02:
  Outside the option plan                              --               --                   --                --
Options expired/cancelled                              --               --                   --                --
Options exercised                                      --               --                   --                --
                                               -----------            -----            ---------             -----
Outstanding - 06/30/02                            470,000             $.34              789,000              $.48
                                               ===========            =====            =========             =====

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

                                                                                                           Weighted
                                                                    Weighted                               Average
                                                Incentive           Average          Non-Qualified         Exercise
                                              Stock Options      Exercise Price      Stock Options          Price
                                              -------------      --------------      -------------        ----------

Composition at 06/30/02:
-----------------------

2000 stock option plan
  ($.34/share)                                    470,000             $.34              615,000              $.34
Options granted outside the plan
  ($.96 per share)                                     --               --              174,000               .96
                                               -----------            -----            ---------             -----
Outstanding - 06/30/02                            470,000             $.34              789,000              $.48
                                               ===========            =====            =========             =====

Total Value at Option Price                              $  161,210                            $  375,900
                                                         ===========                           ===========
Total Exercisable Value at Option Price                  $  161,210                            $  375,900
                                                         ===========                           ===========

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                  Options to purchase common stock                 1,259,000
                  Warrants to purchase common stock                  625,000
                                                                   ----------
                  Total as of June 30, 2002                        1,884,000
                                                                   ==========

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 12 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of June 30, 2002 is $655,175 related to this agreement.

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

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 13 - SEGMENT REPORTING

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

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest and extraordinary item. Segment results for 2002 and 2001 are as follows:

                                U.S.A.          Germany       Eliminations    Consolidated
                             ------------    ------------     ------------    ------------
2002:
----

Loss before interest and
  extraordinary item         $  (765,189)    $(1,606,328)     $        --     $(2,371,517)
                             ============    ============     ============    ============
Depreciation and
 amortization                $        --     $   135,639      $        --     $   135,639
                             ============    ============     ============    ============

Identifiable Assets          $    59,946     $   876,481      $        --     $   936,427
                             ============    ============     ============    ============
2001:
-----

Loss before interest and
  extraordinary item         $  (378,892)    $(1,932,495)     $        --     $(2,311,387)
                             ============    ============     ============    ============
Depreciation and
 amortization                $        --     $   287,865      $        --     $   287,865
                             ============    ============     ============    ============

Identifiable Assets          $   174,579     $ 2,375,184      $        --     $ 2,499,763
                             ============    ============     ============    ============

ITEM 2. PLAN OF OPERATION

FORWARD LOOKING STATEMENTS. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Advanced Technology Industries, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2001. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offered or intend to offer; political turmoil or changes in government policies in the countries in which we do business; changes in regulations or laws that adversely impact the ability of our subsidiary, ATI Nuklear, to undertake the management of nuclear waste clean-up projects in Russia; whether or not are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

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

During the next twelve months the Company intends to concentrate on (i) the commercialization of certain products of RESEAL, Ltd, our 96% owned subsidiary,
(ii) commercialization of technologies licensed or developed by ATI Nuklear
(iii) completion of evaluation of technologies being presently considered and the acquisition thereof if appropriate, and (iv) identification, evaluation, and possible acquisition of additional technologies and (v) pursuit of the business plans of the International Center of Advanced Technologies, Sibconvers, and the International Laboratory for Nuclear Waste Management.

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

RESEAL, Ltd. ("RESEAL"), the Company's 96% owned subsidiary, was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable aluminum beverage can and a resealable cardboard tetra-pak package. These products were originally developed by Cetoni GmbH, an ATI subsidiary. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its beverage packaging products. We have previously entered into a marketing agreement during 2000 with the Falcon Group, Ltd. ("Falcon") to provide for the introduction of the resealable products into the European brewery market. Falcon is entitled to a royalty payment plan based on unit sales of the resealable beverage can. To date, Falcon Group and RESEAL have not entered into any distribution or sales agreements for the RESEAL products and technology. However, we anticipate that RESEAL will successfully enter into distribution and sales agreements within the next twelve month period for the full commercialization of its products and technology.

We have an agreement with Styner+Bienz, for the production of the first 10,000 machine-fabricated production samples for distribution to beverage producers who have previously expressed a high degree of interest in the resealable beverage cans. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. RESEAL anticipates that in the event it is required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required.

To date, RESEAL has not entered into any distribution or sales agreements. We anticipate, based upon response received from major beverage producers, that RESEAL will enter into distribution or sales agreements within the next twelve month period. There can be no assurance that RESEAL will enter into distribution or sales agreements, or if entered into that the agreements will result in significant sales or revenue to the Company. The ability to successfully commercialize the RESEAL products and technology is heavily dependent upon our ability to raise additional funds.

We believe that RESEAL can obtain financing on favorable terms for a substantial portion of that amount from the beverage producers, suppliers and/or other sources. However, if financing is not available, management believes that RESEAL will be able to obtain the necessary funds to pay for the production, marketing and operational expenses from other sources. An inability to raise funds to continue the commercialization of the RESEAL products and technology would further delay their introduction to market.

ATI Nuklear AG
--------------

ATI Nuklear AG is presently developing a business plan for the manufacture and marketing of its technology in Russia and Continental Europe. ATI Nuklear AG is presently continuing its test program for the technology in Russia and Germany to verify the suitability of its technology rights for these applications in shielding, transporting and storing nuclear waste.

ATI Nuklear intends to be active in the development and marketing of its technology rights in Germany and Russia during the next 12 months. ATI Nuklear intends to raise up to $20,000,000 to support its required investments to fully implement its business plan. If necessary financing is not available, management of ATI Nuklear would be required to significantly scale back its business plan and operations.

ATI Nuklear holds a license to a radiation shielding product developed by Nurescell Inc. ATI Nuklear, as part of its license rights, intends to manufacture and market the technology in Russia and Continental Europe. The Nurscell technology has not actually been utilized, as of the current date, in any commercial application. ATI Nuklear has conducted tests and will continue a testing program for the technology in Russia and Germany to verify its suitability for these applications in nuclear power plants, radioactive waste storage facilities, radioactive waste storage and transport containers and other commercial uses.

ATI Nuklear also intends to become active in the area of project management for various nuclear waste clean-up projects within Russia. Acting as project manager, ATI Nuklear would receive a fee for organizing all parts of the clean-up effort, including construction, engineering, transportation and final storage of the nuclear waste. ATI Nuklear believes that it will be able to successfully enter this segment of the market within the next 12 months.

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

INTERNATIONAL CENTER OF ADVANCED TECHNOLOGIES. The Company has entered into an agreement with a Russian company known as The Research Institute of Physics and Engineering to explore the development of an incubator/technology park in the Russian State of Siberia. The proposal is to take a portion of a large underground nuclear complex in that State and develop it into a facility to be known as the International Center of Advanced Technologies ("ICAT") for the conversion of existing companies engaged in nuclear defense technologies into non-nuclear technologies and nuclear waste remediation technologies. During the next twelve months, the Company will be working with a strategic partner to (i) define the portion of the complex that could be used for ICAT, (ii) prepare capital and operating budgets, (iii) locate funding from governmental sources that may be available for ICAT, and (iv) locate additional strategic partners to provide financing, research and development, and marketing services to the companies that may occupy ICAT. ICAT currently owns a foam glass technology developed by Russian scientists. The foam glass technology is an innovative insulation product made from waste created in the mining of alumina. Foam glass' developers maintains believe the product maintains numerous advantages over traditional fiber glass insulation. A business plan for the production and marketing of foam glass is currently being developed.

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

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of June 30, 2002, the Company had working capital of $(5,582,996), a stockholders' deficit of $4,770,722 and an accumulated deficit of $17,795,551. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

The Company has not generated any revenue from operations since its inception and it has not been profitable since inception. Although the Company believes that it will generate revenues during the next twelve months based on expressions of interest from third parties to purchase its products, there can be no assurances as to when and whether the Company will be able to commercialize its products and technologies and realize any revenues therefrom. To date, the Company's products and technologies have not been utilized on a large-scale commercial basis. The Company expects that it will continue to generate losses until at least such time as it can commercialize its products and technologies, if ever. No assurance can be given that the Company can complete the development of any technology or that, if any technology is fully developed, that products incorporating the applicable technology can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, the Company is subject to all risks inherent in the establishment of a developing or new business.

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

The Company will require additional financing to continue to fund research and development efforts, operating costs, to complete additional technology acquisitions and to complete its business plan. The Company anticipates that it will be able to raise the needed funds for continuing operations from related parties, or through the public or private placement of its securities, debt or equity financing, joint ventures, or the licensing or sale of its technologies and products. However, if the Company is not able to raise the needed capital, it will be required to curtail and possibly discontinue operations. There is no assurance that the Company will be able to continue to operate if additional capital is not obtained. Furthermore, if the Company is required to curtail its operations, that could have a serious negative impact on its ability to proceed with its business plan and to commercialize and/or develop existing technologies and products or to identify and acquire new technologies.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During April 2002, the Company issued 328,104 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $122,458, which was charged to operations during the quarter ended June 30, 2002.

During April 2002, the Company issued 16,374 of its common stock due to a cashless exercise of 32,500 warrants.

In April 2002, the Company issued 250,000 shares of common stock pursuant to a consulting arrangement. Shares issued under this arrangement was valued at $345,000, which was charged to operations during the quarter ended June 30, 2002.

During May 2002, the Company issued 95,146 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $65,832, which was charged to operations during the quarter ended June 30, 2002.

During June 2002, the Company issued 578,952 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $329,603, which was charged to operations during the quarter ended June 30, 2002.


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

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: September 10, 2002             By: /s/ Hans Joachim Skrobanek
                                       --------------------------------
                                       Hans Joachim Skrobanek, President

Dated: September 10, 2002             By: /s/ James Samuelson
                                       --------------------------------
                                       James Samuelson,
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

(8) Filed as same numbered Exhibit to registrant's Current Report on Form 8-K, filed December 14, 2000

(9) Filed as same numbered Exhibit to registrant's Form 10QSB Quarterly Report for the First Quarter of 2000, filed May 23, 2000

         (b)      Reports on 8-K

The following Current Reports on Form 8-K were filed in the last quarter of 2002:

None

                           CERTIFICATION OF PRESIDENT

I, Hans Joachim Skrobanek, certify that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of Advanced Technology Industries, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                               /S/ HANS JOACHIM SKROBANEK
                                            ---------------------------------
                                            Hans Joachim Skrobanek, President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James Samuelson, certify that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of Advanced Technology Industries, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                                /S/ JAMES SAMUELSON
                                       ----------------------------------------
                                       James Samuelson, Chief Financial Officer