Form 10QSB
period 2002-09-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2002-12-19
CIK 1054825

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

               Yes   ( X )                              No   (    )

The number of outstanding shares of the issuer's only class of common stock as of December 5, 2002 was 48,765,265.

Transitional Small Business Disclosure Format (check one):

               Yes   (    )                              No   ( X )

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2002

                                                                       PAGE NOS.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM I - FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEET                                    1
         At September 30, 2002 (Unaudited)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)           2-3
         For the Nine Months Ended September 30, 2002 and 2001
         For the Three Months Ended September 30, 2002 and 2001
         For the Period from Inception (October 25, 1995) to
           September 30, 2002

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         (UNAUDITED)                                                         4-5
         For the Nine Months Ended September 30, 2002

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)           6-7
         For the Nine Months Ended September 30, 2002 and 2001
         For the Period from Inception (October 25, 1995) to
           September 30, 2002

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        8-30

    ITEM 2. - Management's Discussion and Analysis of Financial            31-36
              Condition and Plan of Operation

    ITEM 3. - Controls and Procedures                                         37

PART II - Other Information

    ITEM 1. - Legal Proceedings                                               37

    ITEM 2. - Changes in Securities and Use of Proceeds                       37

    ITEM 3. - Defaults Upon Senior Securities                                 37

    ITEM 4. - Submission of Matters To A Vote Of Security Holders             37

    ITEM 5. - Other Information                                               37

    ITEM 6. - Exhibits and Reports on Form 8-K                                37

              Signatures and Required Certification                        38-41

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                   ------

                                                                 September 30,
                                                                     2002
                                                                 ------------
                                                                 (Unaudited)

Current Assets:                                                  $     2,788
  Cash                                                                98,454
  Prepaid expenses and other current assets                      ------------
                                                                     101,242
        Total Current Assets
                                                                     168,866
Property, plant and equipment, net                               ------------
                                                                 $   270,108
        Total Assets                                             ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

Current Liabilities:                                             $ 1,496,379
  Loan and notes payable
  Accrued liabilities, including $1,147,991 due to                 5,200,109
    related parties                                                  667,593
  Due to related parties                                         ------------
                                                                   7,364,081
      Total Current Liabilities                                  ------------

Commitments and Other Matters (Notes 1,3,4,7,8,10
  and 12)

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares                -
    authorized; -0- shares issued and outstanding
  Common stock - $0.0001 par value; 50,000,000 shares                  4,877
    authorized; 48,765,265 shares issued and outstanding          13,600,331
  Additional paid-in capital                                        (105,582)
  Accumulated other comprehensive income                         (20,548,599)
  Deficit accumulated during the development stage                   (45,000)
  Receivable on sale of stock                                    ------------
                                                                  (7,093,973)
      Total Stockholders' Deficiency                             ------------
                                                                 $   270,108
      Total Liabilities and Stockholders' Deficiency             ============

     See accompanying notes to condensed consolidated financial statements.


                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                               For the Nine Months Ended         For the Period
                                                      September 30,              from Inception
                                             -------------------------------    (October 25, 1995)
                                                 2002               2001       to September 30, 2002
                                             ------------       ------------   ---------------------
REVENUES                                     $         --       $         --       $         --
                                             -------------      -------------      -------------
COSTS AND EXPENSES:
  Research and development                        951,296            590,704          4,837,623
  Compensatory element of stock
    issuances pursuant to consulting,
    professional and other agreements           1,422,047            206,250          5,027,189
  Consulting fees                                 476,798            696,931          2,782,156
  Other general and administrative
    expenses                                    1,524,393            993,496          5,643,960
  Depreciation and amortization expense           198,582            432,359            724,301
  Interest and amortization of debt
    issuance costs                                814,034            914,600          3,854,962
  Loss (gain) on sale of marketable
     securities                                  (100,818)            41,287           (875,156)
  Equity loss, amortization of goodwill
    and write-down of unconsolidated
    affiliate - Nurescell US                           --             74,007          1,660,550
  Minority interest in loss of
    consolidated subsidiary                            --            (81,467)          (323,965)
  Loss on impairment of license fee               566,667                 --            566,667
                                             -------------      -------------      -------------
    TOTAL COSTS AND EXPENSES                    5,852,999          3,868,167         23,898,287
                                             -------------      -------------      -------------
LOSS BEFORE EXTRAORDINARY ITEM                 (5,852,999)        (3,868,167)       (23,898,287)

EXTRAORDINARY ITEM - GAIN ON SALE OF
  TECHNOLOGY INTEREST TO FORMER
  AFFILIATE, NET OF INCOME TAXES OF
  $-0-                                                 --                 --          3,349,688
                                             -------------      -------------      -------------
NET LOSS                                     $ (5,852,999)      $ (3,868,167)      $(20,548,599)
                                             =============      =============      =============

BASIC AND DILUTED LOSS PER SHARE             $       (.12)      $       (.10)
                                             =============      =============
WEIGHTED AVERAGE COMMON SHARES USED IN
  BASIC AND DILUTED LOSS PER SHARE             47,028,736         37,431,667
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


                   ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                             For the Three Months Ended
                                                                   September 30,
                                                          --------------------------------
                                                              2002               2001
                                                          -------------      -------------
REVENUES                                                  $         --       $         --
                                                          -------------      -------------
COSTS AND EXPENSES:
  Research and development                                     295,635            245,090
  Compensatory element of stock issuances pursuant
    to consulting, professional and other agreements           467,750                 --
  Consulting fees                                              321,302            305,200
  Other general and administrative expenses                    853,151            113,234
  Depreciation and amortization expense                         62,943            144,494
  Interest and amortization of debt issuance costs              85,600            440,353
  Loss on sale of marketable securities                             --             19,034
  Equity loss, amortization of goodwill and
    Write-down of unconsolidated affiliate -
    Nurescell US                                                    --           (107,701)
  Minority interest in loss of consolidated
    subsidiary                                                      --            (77,171)
  Loss on impairment of license fee                            566,667                 --
                                                          -------------      -------------
    TOTAL COSTS AND EXPENSES                                 2,753,048          1,082,533
                                                          -------------      -------------
NET LOSS                                                  $ (2,753,048)      $ (1,082,533)
                                                          =============      =============

BASIC AND DILUTED LOSS PER SHARE                          $       (.06)      $       (.03)
                                                          =============      =============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC AND
  DILUTED LOSS PER SHARE                                    48,043,710         41,273,271
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


                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)

                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                                                      Accumulated
                                                                         Common Stock               Additional           Other
                                                                    ---------------------------       Paid-in         Comprehensive
                                                                      Shares           Amount         Capital          Income (Loss)
                                                                    -----------      ----------     -----------       -------------
For the Nine Months Ended September 30,
2002:
--------------------------------------

Balance - December 31, 2001                                         45,143,794       $    4,515     $11,768,425        $  110,275

Value assigned to stock as additional
  consideration for financing
  activities                                                           833,306               83         285,139            -

Issuance of stock for legal fees                                       335,707               34          91,370            -

Proceeds from sale of minority interest
  in Reseal, Ltd.                                                        -                -             125,000            -

Cashless exercise of warrants                                           16,374                1              (1)           -

Issuance of stock for legal fees                                     1,002,202              101         517,791            -

Compensatory issuance of stock                                         250,000               25         344,975            -

Issuance of stock for consulting fees                                  400,000               40         227,960            -

Value assigned to options issued for
  consultant                                                             -                -              50,679            -

Issuance of stock for legal fees                                       673,882               67         168,404            -

Issuance of stock for finder's fee                                      10,000                1           2,599            -

Issuance of stock for loan incentive                                   100,000               10          17,990            -

Amortization of unearned financing
  costs                                                                  -                -              -                 -

Comprehensive Income:
Net loss                                                                 -                -              -                 -
  Other comprehensive income (loss), net of tax:
      Foreign currency transaction
        adjustment                                                       -                -              -               (244,220)
      Other                                                              -                -              -                 28,363
                                                                    -----------      -----------    ------------       -----------
Balance - September 30, 2002                                        48,765,265       $    4,877     $13,600,331        $ (105,582)
                                                                    ===========      ===========    ============       ===========

               See accompanying notes to condensed consolidated financial statements.

                                                      4


                            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)

                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                 (UNAUDITED)

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                     Deficit
                                                   Accumulated                                         Total
                                                   During the        Unearned       Receivable      Stockholders'       Accumulated
                                                   Development       Financing      on Sale of         Equity          Comprehensive
                                                     Stage             Costs          Stock         (Deficiency)       Income/(Loss)
                                                   -----------      ----------      ----------      ------------       -------------
For the Nine Months Ended September
30, 2002:
-----------------------------------

Balance - December 31, 2001                        $(14,695,600)    $ (292,204)     $  (45,000)     $(3,149,589)       $(7,814,103)

Value assigned to stock as additional
  consideration for financing
  activities                                             -            (285,222)          -                -                  -

Issuance of stock for legal fees                         -               -               -               91,404              -

Proceeds from sale of minority
  interest in Reseal, Ltd.                               -               -               -              125,000              -

Cashless exercise of warrants                            -               -               -                -                  -

Issuance of stock for legal fees                         -               -               -              517,892              -

Compensatory issuance of stock                           -               -               -              345,000              -

Issuance of stock for consulting fees                    -               -               -              228,000              -

Value assigned to options issued for
  consultant                                             -               -               -               50,679              -

Issuance of stock for legal fees                         -               -               -              168,471              -

Issuance of stock for finder's fee                       -               -               -                2,600              -

Issuance of stock for loan incentive                     -               -               -               18,000              -

Amortization of unearned financing
  costs                                                  -             577,426           -              577,426              -

Comprehensive Income:
  Net loss                                           (5,852,999)         -               -           (5,852,999)             -
    Other comprehensive income (loss), net of tax:
        Foreign currency transaction
          adjustment                                     -               -               -             (244,220)          (244,220)
        Other                                            -               -               -               28,363             28,363
                                                   -------------    -----------     -----------     ------------       ------------
Balance - September 30, 2002                       $(20,548,599)    $    -          $  (45,000)     $(7,093,973)       $(8,029,960)
                                                   =============    ===========     ===========     ============       ============

                    See accompanying notes to condensed consolidated financial statements.


                              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                           For the Period
                                                                    For the Six Months Ended               from Inception
                                                                         September 30,                   (October 25, 1995)
                                                                   -----------------------------           to September 30,
                                                                       2002              2001                     2002
                                                                   -----------       -----------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(5,852,999)      $(3,868,167)           $(20,548,599)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Equity loss, amortization of goodwill
        and write-down of unconsolidated affiliate -
        Nurescell US                                                    -                 74,007               1,660,550
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license                    -                (79,493)               (405,432)
      Extraordinary gain                                                -                 -                   (3,349,688)
      Loss on impairment of license fee                                566,667            -                      566,667
      (Gain) loss on sale of marketable securities                    (100,818)           41,287                (875,156)
      Stock-based compensation                                       1,422,047           206,250               5,027,189
      Acquisition of Aberdeen                                           -                 -                      650,000
      Interest and amortization of debt issuance
        costs                                                          577,426           772,845               3,105,622
      Research and development costs                                    -                 -                      437,368
      Depreciation and amortization                                    198,582           432,359                 724,301
  Changes in Assets (Increase) Decrease:
      Prepaid expenses                                                  66,339           (43,155)                (98,454)
  Changes in Liabilities Increase (Decrease):
      Cumulative translation adjustment                               (244,220)          (31,703)               (105,582)
      Accrued liabilities                                            2,253,534           751,783               5,317,002
                                                                   ------------      ------------           -------------
      NET CASH USED IN OPERATING ACTIVITIES                         (1,113,442)       (1,743,987)             (7,894,212)
                                                                   ------------      ------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (90,883)          (40,106)               (422,530)
  Proceeds from sale of marketable securities                          332,095         1,330,561               3,012,656
                                                                   ------------      ------------           -------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                        241,212         1,290,455               2,590,126
                                                                   ------------      ------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of license fee payable                                      -               (155,956)               (594,568)
  Proceeds from exercise of options                                     -                 -                       15,000
  Proceeds from issuance of common stock                                -                 -                      641,975
  Offering costs                                                        -                 -                      (50,000)
  Proceeds from loans                                                   60,000         1,653,986               2,692,557
  Repayment of loans                                                  (291,633)         (220,000)               (511,633)
  Proceeds from convertible debentures                                  -                 -                      750,000
  Financing costs                                                       -                 -                      (75,000)
  Advances from (to) related parties                                   934,270          (903,234)              2,075,848
  Payments under capital lease obligations                              (6,159)           (8,808)                (37,305)
  Proceeds from sale of minority interest in Reseal,
    Ltd.                                                               125,000            -                      400,000
                                                                   ------------      ------------           -------------
     NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                                      821,478           365,988               5,306,874
                                                                   ------------      ------------           -------------
(DECREASE) INCREASE IN CASH                                            (50,752)          (87,544)                  2,788

CASH - BEGINNING OF PERIOD                                              53,540            99,767                 -
                                                                   ------------      ------------           -------------
CASH - END OF PERIOD                                               $     2,788       $    12,223            $      2,788
                                                                   ============      ============           =============

                    See accompanying notes to condensed consolidated financial statements.

                                                      6


                              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                          For the Period
                                                                     For the Six Months Ended             from Inception
                                                                             June 30,                   (October 25, 1995)
                                                                   ---------------------------             to June 30,
                                                                       2002            2001                    2002
                                                                   -----------     -----------           -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                                       $    10,021       $    37,449            $    152,098
                                                                   ============      ============           =============
    Income taxes                                                   $    -            $    -                 $    -
                                                                   ============      ============           =============

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
ACTIVITIES:
-----------------------------------------------

  Equipment purchased under capital lease
    obligations                                                    $    -            $    -                 $     37,305
                                                                   ============      ============           =============
  Convertible debentures and interest assumed by
    Eurotech                                                       $    -            $    -                 $  1,212,188
                                                                   ============      ============           =============
  Debt converted to equity                                         $    -            $   684,454            $  2,244,545
                                                                   ============      ============           =============
  Accrued expenses converted to equity                             $    -            $   525,073            $    129,646
                                                                   ============      ============           =============
  Loans from related parties converted to equity                   $    -            $    -                 $    467,873
                                                                   ============      ============           =============

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Cetoni entered in the commercial register of the local court of Passau, Germany under Commercial Register No. 5321. During December of 1999, ATI acquired all of the outstanding capital stock of Cetoni, a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Cetoni is a development-stage company and as such has no revenue or earnings from operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -  BUSINESS, BASIS OF PRESENTATION AND CONTINUED OPERATIONS (Continued)

Description of Business (Continued)
-----------------------

ATI Nuklear was formed on June 19, 2000 in Frankfurt, Germany under the corporate name "Anta 14, Gesellschaft Mit Beschraenkter Haftung" ("Anta 14") and was entered in the commercial register of Frankfurt AM Main under 72 Commercial Register No. 49690. On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During August 2000, Anta 14 was renamed Nurescell AG. During June 2001, ATI acquired the remaining 51% interest in Nurescell AG. During July 2001, Nurescell AG changed its name to ATI Nuklear AG and was accepted by the German authorities on November 7, 2001. ATI Nuklear is a development stage company and as such has no revenues or earnings from operations.

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., which was incorporated under the laws of the State of Delaware. Reseal was organized to commercialize its proprietary "reseal-able" packaging systems technology. This patented system for re-sealing "pop-top" cans for both soft drinks and beer has been developed and Reseal believes it is ready for commercial introduction.

Continued Existence
-------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2002. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of September 30, 2002, the Company had an accumulated deficit since inception of $20,548,599.

Management's business plan will require additional financing. To support its operations during the nine months ended September 30, 2002, the Company borrowed monies from individual investors and certain stockholder in the amount of $994,270 and sold a minority interest in its subsidiary for $125,000.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -  BUSINESS, BASIS OF PRESENTATION AND CONTINUED OPERATIONS (Continued)

Continued Existence (Continued)
-------------------

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2002. No assurance can be given that the Company can continue to obtain any working capital that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

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

At September 30, 2002, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

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

Accumulated other comprehensive income, at September 30, 2002, consists of the following:

                Foreign currency translation adjustments      $  105,582
                                                              ==========

Reclassifications
-----------------

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the nine months ended September 30, 2002.

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

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter, provided however, that the entire $1,000,000 will be due at the time that a minimum of $4,000,000 in capital is raised by Nurescell AG. As of September 30, 2002, ATI has advanced payments of $594,568 against the license fee directly to Nurescell US. ATI funded $1,068,163 of expenses on behalf of Nurescell AG, which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $405,432, representing Nurescell US share of the funding as of September 30, 2002.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
----------------------------------------------

In addition, under the terms of this modified agreement, Nurescell US has agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell US has agreed to repay to ATI all monies that ATI has previously paid to, or on behalf of, Nurescell US for its acquisition of a 49% interest in Nurescell AG. As part of the agreement, the Company agreed to continue to finance certain amounts of Nurescell US continued monthly operations on a non-interest bearing basis, advancing a total of $114,946 through September 30, 2002. ATI has reserved an allowance of $55,000 against these advances.

As of December 31, 2001, the Company, Nurescell US and ATI Nuklear AG entered into another agreement pursuant to which, among other things, (i) Nurescell US was released from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG, (ii) Nurescell US agreed that all payments required of ATI Nuklear AG pursuant to the License Agreement (other than 8% royalty payments) were deemed paid in full, and
(iii) Nurescell US executed a $1 million convertible promissory note payable to ATI Nuklear AG. The principal and interest may be converted by ATI into shares of the $.001 par value common stock of Nurescell US. Interest is payable at the rate of 10% per annum. The note is secured by (i) 15,000,000 shares of Nurescell US common stock, (ii) a first priority security interest in Nurescell US technology and (iii) all royalties from ATI Nuklear AG.

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

As of September 30, 2002, the Company owns 4,590,000 shares of Nurescell US constituting approximately 28% of the outstanding shares of Nurescell US.

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

NOTE  5 - GAIN ON SALE OF MARKETABLE SECURITIES

During the nine months ended September 30, 2002, the Company disposed of all 216,700 shares of its Eurotech restricted common stock resulting in a gain of $100,818.

NOTE  6 - EQUIPMENT

Equipment at September 30, 2002 consisted of the following:

                                                                  $  150,421
                                                                     150,754
                                                                     158,241
                Machinery and equipment                               13,615
                Transportation equipment                          -----------
                Office furniture and fixtures                        473,031
                Software                                            (304,165)
                                                                  -----------
                                                                  $  168,866
                Less: Accumulated depreciation                    ===========

Depreciation expense for the nine months ended September 30, 2002 and 2001 amounted to $48,582 and $282,359, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - WRITE-DOWN OF LICENSE FEE

At the end of the third quarter of 2002, management concluded that certain conditions and events were such that impairment testing was required to be performed with respect to the license required in the Nurescell US transactions. Based on this analysis, the Company recorded a loss from impairment related to the license agreement of $566,667 in the accompanying consolidated statement of operations for the nine months ended September 30, 2002.

The following table presents the changes in the carrying amounts of the license fee for the nine months ended September 30, 2002:

             Balance as of December 31, 2002             $ 716,667
             Amortization expense, March 31, 2002          (50,000)
             Amortization expense, June 30, 2002           (50,000)
             Amortization expense, September 30, 2002      (50,000)
             Loss from impairment                         (566,667)
                                                         ----------
             Balance as of September 30, 2002            $   -
                                                         ==========

NOTE  8 - LOAN AND NOTES PAYABLE

Notes Payable
-------------

During the year ended December 31, 2000, the Company's Board of Directors approved a private placement of its debt securities in an amount up to $1,500,000. Interest on such debt securities is at the rate of 1% per month cumulative. The Company has the option to pay the interest in cash or restricted stock. If the option is exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. In addition, each lender shall receive one share of the common stock for each $1.00 loaned to the Company. As of December 31, 2000, the Company has received an aggregate amount of $713,571 from four investors. Accordingly, the Company issued 713,571 shares of its common stock to such investors valued at $222,859. The Company amortized the $222,859 as interest expense over the six-month period ending April 2001.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  8 - LOAN AND NOTES PAYABLE (Continued)

Notes Payable (Continued)
-------------

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

During May 2001, the Company borrowed $100,000 from an individual and issued a promissory note, which provides that the loan is due in three months and provides for interest at the rate 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The loan's maturity date was extended to March 1, 2002 and as consideration for entering into this agreement, the individual received an additional 200,000 shares of the Company's common stock. The Company extended the loan's maturity date to February 8, 2003 with no additional consideration.

During June 2001, the Company borrowed $260,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 260,000 shares of its common stock to the lender. The loan's maturity date was extended to February 6, 2002 and as consideration for entering into these agreements, the individual received an additional 520,000 shares of the Company's common stock. During February 2002, the maturity date was extended again to March 6, 2002 and as consideration, the investor received 280,000 shares of the Company's common stock. It was also agreed that if the loan was not repaid by March 6, 2002, the loan would be extended by the Company and the Company will pay a late fee in the amount of $500 per day, until all principal, interest and late fees are paid in full. As of September 30, 2002, the Company has accrued $102,500 as late fees.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was orally extended to June 1, 2002 and as consideration, the individual received an additional 30,000 shares of the Company's common stock. Subsequently the notes have been extended to December 31, 2002, with no additional consideration.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  8 - NOTES PAYABLE (Continued)

Notes Payable (Continued)
-------------

Also on July 13, 2001, an officer of the Company advanced $10,000 pursuant to a promissory note, which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. The officer has agreed to extend the due date to December 31, 2002, with no additional consideration.

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note, which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The noteholder has agreed orally to extend the maturity date to March 3, 2003, with no additional consideration.

Effective September 10, 2001, the Company borrowed $560,000 from an individual and issued a promissory note which provides that the loan is due January 31, 2002 and provides for interest at the rate of 1% per month. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan. The note has been extended to March 3, 2003, without any new consideration.

On November 27, 2001, the Company borrowed $10,000 from an individual and issued a promissory note which provides that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was extended to May 27, 2002 and as consideration for entering into this agreement, the individual received an additional 20,000 shares of the Company's common stock. The note was subsequently extended to February 1, 2003, without any new consideration.

Loan Payable
------------

On September 6, 2002, the Company entered into an agreement to borrow $60,000 from an individual. The loan bears interest at 10% per annum and is payable immediately upon the Company obtaining additional financing. As an incentive to make this loan, the individual received 100,000 shares of the Company's common stock, with piggy-back registration rights, valued at $1,322. The Company has expensed the entire amount as interest expense during the nine months ended September 30, 2002.

In addition, the Company will issue an additional 50,000 shares of its common stock for each week the loan is not repaid, from 30 days of the loan date.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  9 -  ACCRUED LIABILITIES

Accrued liabilities at September 30, 2002 consist of the following:

                Professional fees                                    $1,321,460
                Consulting fees (including related
                  parties of $835,175)                                2,258,697
                Payroll and other taxes                                 342,665
                Interest (including related parties
                  of $290,901)                                          598,476
                Other (including related parties of
                  $21,915)                                              678,811
                                                                     -----------
                      Total                                          $5,200,109
                                                                     ===========

NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10%, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes totalled $290,901 at September 30, 2002. An officer of the Company advanced the Company $21,915 to pay certain expenses of the Company as of September 30, 2002. In addition, the Company has a consulting agreement with ERBC (see Note 12).

NOTE 11 -  STOCKHOLDERS' DEFICIENCY

Preferred stock
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value - $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

Common Stock
------------

On June 12, 2002, the Board of Directors authorized, and on October 2, 2002, a majority vote of the shareholders adopted and approved an amendment to the Company's Certificate of Incorporation, to increase the authorized common stock from 50,000,000 to 100,000,000 shares. The authorized shares amendment will become effective upon the filing of the amended certificate of incorporation.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 -  STOCKHOLDERS' DEFICIENCY (Continued)

Common Stock Issuances During the Nine Months Ended September 30, 2002
----------------------------------------------------------------------

During the nine months ended September 30, 2002, the Company had to issue an additional 833,306 shares of its common stock as additional consideration for extending the due date on promissory notes related to private placement of debt. The shares were valued at $285,222, which was charged to operations during the nine months ended September 30, 2002.

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

In April 2002, the Company issued 250,000 shares of common stock pursuant to a consulting arrangement. Shares issued under this arrangement were valued at $345,000, which was charged to operations during the quarter ended June 30, 2002.

During July 2002, the Company issued 400,000 shares of common stock as consideration for consulting services performed by a consultant. Shares issued under consulting agreement were valued at $228,000, which was charged to operations during the nine months ended September 30, 2002.

During September 2002, the Company issued 673,882 shares of common stock as consideration for legal services performed by its attorney. Shares issued under the arrangements were valued at $168,471, which was charged to operations during the nine months ended September 30, 2002.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 -  STOCKHOLDERS' DEFICIENCY (Continued)

Common Stock Issuances During the Nine Months Ended September 30, 2002
(Continued)
----------------------------------------------------------------------

During September 2002, the Company issued 10,000 shares of common stock as consideration for finder's fee. Shares issued were valued at $1,600, which was charged to operations during the nine months ended September 30, 2002.

During September 2002, the Company issued 100,000 shares of common stock as consideration for loan incentives. Shares issued under the loan agreement were valued at $18,000, which was charged to operations during the nine months ended September 30, 2002.

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

Options - Outside the Stock Option Plan
---------------------------------------

In February 2000, the Company entered into an agreement with a consultant, which provided for 220,000 options, to be granted equally on April 1, July 1 and October 1, 2000, with an exercise price of $0.50 per share. These options expire on October 31, 2000. These options were valued at $1.75 each on the grant date.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 -  STOCKHOLDERS' DEFICIENCY (Continued)

Options - Outside the Stock Option Plan (Continued)
---------------------------------------

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

NOTE 11 -  STOCKHOLDERS' DEFICIENCY (Continued)

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

                                                                                                Weighted
                                                         Weighted                               Average
                                     Incentive           Average          Non-Qualified         Exercise
                                    Stock Options      Exercise Price      Stock Options          Price
                                    ------------      --------------      -------------        ----------
Options granted - 2000:
  In the plan                          470,000             $.34              615,000              $.34
Options granted - 2000:
  Outside the option plan                -                  -                270,000               .50
Options expired/cancelled:
  Outside the plan                       -                  -               (150,000)              .50
Options exercised
  Outside the plan                       -                  -               (120,000)              .50
                                    ----------             ----             --------              ----
Outstanding - 12/31/00                 470,000              .34              615,000               .34

Options granted - 2001:
  In the plan                            -                  -                   -                  -
Options granted - 2001:
  Outside the option plan                -                  -                174,000               .96
Options expired/cancelled:
  Outside the plan                       -                  -                   -                  -
Options exercised:
  Outside the plan                       -                  -                   -                  -
                                    ----------             ----             --------              ----
Outstanding - 12/31/01                 470,000             $.34              789,000              $.48
                                    ==========             ====             ========              ====
Options granted - 01/02-09/30/02:
  In the plan                            -                  -                   -                  -
Options granted - 01/02-09/30/02:
  Outside the option plan                -                  -                300,000               .14
Options expired/cancelled                -                  -                   -                  -
Options exercised                        -                  -                   -                  -
                                    ----------             ----             --------              ----
Outstanding - 09/30/02                 470,000             $.34            1,089,000              $.39
                                    ==========             ====             ========              ====

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 -  STOCKHOLDERS' DEFICIENCY (Continued)

Stock Option Plans (Continued)
------------------

                                                                                                           Weighted
                                                                    Weighted                               Average
                                                Incentive           Average          Non-Qualified         Exercise
                                              Stock Options      Exercise Price      Stock Options          Price
                                              -------------      --------------      -------------        ----------
Composition at 09/30/02:
-----------------------

2000 stock option plan
  ($.34/share)                                    470,000             $.34               615,000             $.34
Options granted outside the plan
  ($.96 per share)                                  -                  -                 474,000              .44
                                               ----------             ----             ---------             ----
Outstanding - 09/30/02                            470,000             $.34             1,089,000             $.39
                                               ==========             ====             =========             ====

Total Value at Option Price                    $  161,210                             $  419,250
                                               ==========                             ==========
Total Exercisable Value at Option Price        $  161,210                             $  419,250
                                               ==========                             ==========

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                  Options to purchase common stock                    1,559,000
                  Warrants to purchase common stock                     625,000
                                                                      ---------
                  Total as of September 30, 2002                      2,184,000
                                                                      =========
                  Substantial Issuances After September 30, 2002
                    Through November 7, 2002:

                      Shares issued for payment of legal fees           700,000

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 12 -  COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, an affiliate of the Company by virtue of common shareholder, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of June 30, 2002 is $835,175 related to this agreement.

International Operations
------------------------

The Company has strategic alliances, collaboration agreements, licensing agreements with entities, which are based and/or have operations in Russia and Ukraine. Both of these countries have experienced volatile and frequently unfavorable economic, political and social conditions. The Russian economy and the Ukrainian economy are characterized by declining gross domestic production, significant inflation, increasing rates of unemployment and underemployment, unstable currencies, and high levels of governmental debt as compared to gross domestic production. The prospects of widespread insolvencies and the collapse of various economic sectors exist in both countries.

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

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest and extraordinary item. Segment results for 2002 and 2001 are as follows:


                                          U.S.A.            Germany           Eliminations        Consolidated
                                      -------------        -----------        ------------       ------------
    2002:
    ----

    Loss before extra-
      ordinary item                    $  (825,189)        $(5,027,810)       $    -             $(5,852,999)
                                       ============        ============       ===========        ============
    Depreciation and
     amortization                      $     -             $   198,582        $    -             $   198,582
                                       ============        ============       ===========        ============

    Identifiable Assets                $    59,946         $   147,162        $    -             $   270,108
                                       ============        ============       ===========        ============
    2001:
    ----

    Loss before extra-
      ordinary item                    $  (378,892)        $(3,489,775)       $    -             $(3,868,167)
                                       ============        ============       ===========        ============
    Depreciation and
     amortization                      $    -              $   432,359        $    -             $   432,359
                                       ============        ============       ===========        ============

    Identifiable Assets                $   174,579         $ 2,375,184        $    -             $ 2,499,763
                                       ============        ============       ===========        ============

NOTE 14 - SUBSEQUENT EVENT

Letter of Intent to Acquire 51% of the Company's Common Stock
-------------------------------------------------------------

On October 16, 2002, the Company signed a letter of intent ("LOI") with LTD network, Inc., a Delaware corporation with offices in San Francisco, California and Melbourne, Australia, which operates over 350 specialty e-commerce sites and has developed a range of cutting-edge proprietary software products that are designed to facilitate and enhance the purchasing experience of both its own customers and those of leading Internet companies that will utilize the products under joint venture or licensing arrangements ("LTDN"). Under the terms of the LOI, LTDN will acquire at least a 51% interest in the Company, including its technologies, for $5 million less the aggregate amount of funds invested in the Company by LTDN prior to closing. The form of such acquisition will be determined at a later date. LTDN and the Company are currently completing their due diligence and the expected closing is scheduled for no later than April 1, 2003.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 14 - SUBSEQUENT EVENT (Continued)

Letter of Intent to Acquire 51% of the Company's Common Stock (Continued)
-------------------------------------------------------------------------

Pursuant to the LOI, LTDN has invested an aggregate amount of $250,000 in the Company under a secured promissory note. The obligations under the promissory note are secured by the Star Can patents of the Company and Cetoni. In the event that LTDN provides loans to the Company in excess of $500,000, additional security may be required in the form of other patents of the Company and its subsidiaries and/or shares of common stock of the Company. Subject to the Company not being in breach under the LOI or such promissory note, in the event that LTDN fails to loan $500,000 to the Company by January 30, 2003 then LTDN has agreed to release the security interest in all the patents, including the Star Can patents, and in the event that LTDN is unable to invest at least $5,000,000 in cash, less amounts previously invested by LTDN in the Company, at the time of the proposed closing of the transaction between ATI and LTDN as contemplated by the LOI or LTDN determines not to proceed with such transaction, then LTDN has agreed to exchange its security interest in the patents, including the Star Can patents, for shares of the Company's common stock.

On November 27, 2002, the Company and LTDN amended the terms of the LOI pursuant to which ATI has agreed to pay LTDN a break-up fee, consisting of the Star Can patents, in the event ATI chooses not to proceed with a transaction or the Company is unable to issue a majority of its shares to LTDN in connection with any such transaction. This break-up fee is not payable to LTDN in the event LTDN does not provide loans to the Company in an aggregate amount of at least $500,000 by January 31, 2003, LTDN does not provide additional loans to the Company in an aggregate amount of at least $500,000 by March 30, 2003 or LTDN determines not to, or is unable to, consummate a transaction

ITEM 2. PLAN OF OPERATION

FORWARD LOOKING STATEMENTS. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Advanced Technology Industries, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2001. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; changes in regulations or laws that adversely impact the ability of our subsidiary, ATI Nuklear AG, to undertake the management of nuclear waste clean-up projects in Russia; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

COMPANY OPERATIONS.

GENERAL. The Company is a development stage company and its efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. This discussion provides an analysis of the Company's plan of operation for the next twelve months.

The Company was formed in 1995 to acquire and commercialize new or previously existing but non-commercialized technologies, particularly those developed by scientists and engineers in Israel, Russia, and Germany. Directly or through a subsidiary, the Company may acquire a direct interest in these technologies, a right to use these technologies, and/or an ownership interest in the entity owning these technologies. The acquisition of technologies by the Company may be made by the issuance of common stock or other securities, cash or other consideration, or a combination thereof.

During the next twelve months the Company intends to concentrate on (i) continued negotiation of a transaction with LTDnetwork Inc., a Delaware corporation ("LTDN"), as contemplated by the Letter of Intent dated October 16, 2002 between the Company and LTDN (the "LOI") (ii) the commercialization of products developed for RESEAL, Ltd, our 96% owned subsidiary ("RESEAL"), (iii) the commercialization of technologies licensed or developed by ATI Nuklear AG, our 100% owned subsidiary ("ATI Nuklear") (iv) the completion of evaluation of technologies being presently considered and the acquisition thereof if appropriate, (v) the identification, evaluation, and possible acquisition of additional technologies and (vi) the pursuit of the business plans of the International Center of Advanced Technologies.

We anticipate that we will incur significant capital costs for the continued development of technologies for ATI Nuklear AG, RESEAL, Ltd., Cetoni GmbH ("Cetoni") and the Company.

We will require additional financing to continue our planned operations during the next 12 month period. Management believes that it will be able to raise the necessary financing to continue planned operations. However, there is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations.

As referenced above, on October 16, 2002 the Company and LTDN entered into the LOI. Under the terms of the LOI LTDN will acquire at least 51% of the Company, including its technologies, for $5 million less the aggregate amount of funds invested by LTDN in the Company prior to the closing of the proposed transaction. The form of such acquisition shall be determined at a later date. We anticipate the transaction will close prior to April 1, 2003. However, there can be no assurance that the transaction will close by that date or at all or on the original terms detailed in the LOI. The closing is subject to numerous conditions, including the completion of due diligence by LTDN, the determination of the number of shares of common stock to be issued in any such transaction and the negotiation and execution of a definitive agreement, the failure by either party to meet any of the conditions could cause the transaction to be terminated.

Pursuant to the LOI, LTDN has invested an aggregate amount of $250,000 in the Company under a secured promissory note. The obligations under the promissory note are secured by the Star Can patents of the Company and Cetoni. In the event that LTDN provides loans to the Company in excess of $500,000, additional security may be required in the form of other patents of the Company and its subsidiaries and/or shares of common stock of the Company. Subject to the Company not being in breach under the LOI or such promissory note, in the event that LTDN fails to loan $500,000 to the Company by January 30, 2003 then LTDN has agreed to release the security interest in all the patents, including the Star Can patents, and in the event that LTDN does not invest $5,000,000, less the aggregate amount of funds invested under the secured promissory note at the time of the proposed transaction between ATI and LTDN as contemplated by the LOI or LTDN determines not to proceed with such transaction, then LTDN has agreed to exchange its security interest in the patents, including the Star Can patents, for shares of the Company's common stock.

On November 27, 2002, the Company and LTDN amended the terms of the LOI pursuant to which ATI has agreed to pay LTDN a break-up fee, consisting of the Star Can patents, in the event ATI chooses not to proceed with a transaction or the Company is unable to issue a majority of its shares to LTDN in connection with any such transaction. This break-up fee is not payable to LTDN in the event LTDN does not provide loans to the Company in an aggregate amount of at least $500,000 by January 31, 2003, LTDN does not provide additional loans to the Company in an aggregate amount of at least $500,000 by March 30, 2003 or LTDN determines not to, or is unable to, consummate a transaction

RESEAL, Ltd. was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable aluminum beverage can and a resealable cardboard tetra-pak package. These products were originally developed by Cetoni. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its beverage packaging products. We have previously entered into a marketing agreement during 2000 with the Falcon Group, Ltd. ("Falcon") to provide for the introduction of the resealable products into the European brewery market. Falcon is entitled to a royalty payment plan based on certain unit sales of the resealable beverage can, additionally a royalty of 1% of total revenues is payable to an affiliate of the inventor of RESEAL's products.. To date, Falcon and RESEAL have not entered into any distribution or sales agreements for the RESEAL products and technology. However, we anticipate that RESEAL will successfully enter into distribution and sales agreements within the next twelve month period for the full commercialization of its products and technology.

RESEAL is preparing for the production of 10,000 machine-fabricated samples for distribution to beverage producers who have previously expressed a high degree of interest in the resealable beverage cans. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. RESEAL anticipates that in the event it is required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required. The completion of the initial 10,000 sample production run has been delayed due to our failure to complete an expected financing during the quarter ended September 30, 2002. Additionally, RESEAL has terminated the employment of Dr. Markus Witschi from the position of Chief Executive Officer. RESEAL anticipates retaining the services of Mathias Ruthlien as Chief Executive Officer as a replacement for Dr. Witschi. Mr. Ruthlien is the principal shareholder of The Falcon Group, RESEAL's marketing partner.

To date, RESEAL has not entered into any distribution or sales agreements. We anticipate, based upon response received from major beverage producers and beverage packaging manufacturers, that RESEAL will enter into distribution or sales agreements within the next twelve month period. There can be no assurance that RESEAL will enter into distribution or sales agreements, or if entered into that the agreements will result in significant sales or revenue to the Company. The ability to successfully commercialize the RESEAL products and technology is heavily dependent upon our ability to raise additional funds.

We believe that RESEAL can obtain financing on favorable terms for a substantial portion of that amount from the beverage producers and/or packagers, suppliers and/or other sources. However, if financing is not available, management believes that RESEAL will be able to obtain the necessary funds to pay for the production, marketing and operational expenses from other sources. An inability to raise funds to continue the commercialization of the RESEAL products and technology would further delay their introduction to market.

ATI Nuklear AG
--------------

ATI Nuklear has developed a business plan for the manufacture and marketing of its core technologies and products in Russia and continental Europe. ATI Nuklear is presently continuing its test program for the technologies and products in Russia and Germany to verify the suitability of its technology rights for these applications in shielding, encapsulating and immobilization for transporting and storing nuclear waste.

ATI Nuklear intends to be active in the development and marketing of its technology rights and products in Germany and Russia during the next 12 months. ATI Nuklear intends to raise up to $12,000,000 of project financing to support its required investments to fully implement its business plan. If necessary financing is not available, management of ATI Nuklear would be required to significantly scale back its plan of operations.

ATI Nuklear holds a license to a radiation shielding product developed by Nurescell Inc. ("Nurescell") and is developing its own shielding materials. ATI Nuklear intends to manufacture and market its technologies in Russia and continental Europe. The shielding technologies have not actually been utilized, as of the current date, in any commercial application. ATI Nuklear has conducted tests and will continue a testing program for the technology in Russia and Germany to verify its suitability for these applications in nuclear power plants, radioactive waste storage facilities, radioactive waste storage and transport containers and other commercial uses.

ATI Nuklear also intends to become active in the area of project management for various nuclear waste clean-up projects within Russia. Acting as project manager, ATI Nuklear would receive a fee for organizing all parts of the clean-up effort, including construction, engineering for transportation and intermediate and final storage of the nuclear waste.

ATI Nuklear has been invited by the Russian Ministry of Atomic Energy ("Minatom") to identify and provide solutions for a range of nuclear waste issues in the Russian Federation. The primary focus will be on the decommissioning of nuclear submarines from both the Northern and Far Eastern Fleets. The Russian Navy's nuclear powered fleet includes marine reactors either in service or in storage, generating significant quantities of spent nuclear fuel, high and low-level solid and liquid radioactive wastes that have not been processed or safely stored. The defueling tempo of the retired submarines has been increasing over the past years in conjunction with the increased waste management funding from Minatom.

On September 12, 2002, ATI Nuklear signed an agreement with an Institute of Minatom for cooperation and testing of ATI Nuklear's patent pending geopolymeric material "Geoposil D." The purpose of this cooperation agreement is to certify "Geoposil D" for use in the Russian market as a precondition for commercial sales in the Russian Federation. ATI Nuklear anticipates these certification tests should be completed by first quarter of 2003 and commercial sales are expected to commence in 2003 to facilities in Russia.

ATI Nuklear presented its nuclear technology "Geoposil D" to the conference on "Ecological Problems in Nuclear Submarines Decommissioning and Development of Nuclear Power in the Region" in Vladivostok (September 16-20, 2002) co-sponsored by ATI and jointly organized and convened by Minatom and other Russian Agencies.

Minatom announced at this conference that the Russian atomic submarine repair plant "Zvezda," (located in Far Eastern Russia) would begin construction of a solid radioactive waste and single-compartment nuclear reactor depository in early 2003. According to Minatom, there are currently a minimum of seven nuclear ships with radioactive materials on board that require decommissioning.

"Zvezda" has indicated their intention to use "Geoposil D" for the various uses contemplated in the decommissioning process, including the coating of drums containing low level radioactive wastes and other proprietary uses, specifically developed by ATI Nuklear, appropriate for the nuclear remediation facilities in this region. These applications are proprietary to ATI Nuklear and the Company intends to use its cooperation agreement with Forschungszentrum Juelich GmbH, an agency of the German government, for modifications for specific applications in the Russian market.

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

Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. The markets for Cetoni's products are automotive accessory (Tool Star, Car Plus and Ring Memory), healthcare (Pharmaceutical packaging), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office (Desk Organizer) and general consumer markets (Light Boy, Inflatable Umbrella, Mega Contour, Cleaning Center, Alarm Transmission System and Multi-Table System). It is anticipated that Cetoni will devote the majority of its focus during 2003 on the successful commercialization of RESEAL's products, which it developed, and to prepare the commercialization of the above products.

INTERNATIONAL CENTER OF ADVANCED TECHNOLOGIES. The Company has entered into an agreement with a Russian company known as The Research Institute of Physics and Engineering to explore the development of an incubator/technology park in the Russian State of Siberia. The proposal is to take a portion of a large underground nuclear complex in that State and develop it into a facility to be known as the International Center of Advanced Technologies ("ICAT") for the conversion of existing companies engaged in nuclear defense technologies into non-nuclear technologies and nuclear waste remediation technologies. During the next twelve months, the Company will be working with a strategic partner to (i) define the portion of the complex that could be used for ICAT, (ii) prepare capital and operating budgets, (iii) locate funding from governmental sources that may be available for ICAT, and (iv) locate additional strategic partners to provide financing, research and development, and marketing services to the companies that may occupy ICAT. ICAT currently owns a foam glass technology developed by Russian scientists. The foam glass technology is an innovative insulation product made from waste created in the mining of alumina. Foam glass' developers maintains believe the product maintains numerous advantages over traditional fiber glass insulation. A business plan for the production and marketing of foam glass is currently being developed. ATI anticipates that it will be required to contribute $20,000 for the operations of ICAT during the next 12 month period.

SIBCONVERS. The Company has entered into an agreement with a group of Russian investors to form a Russian company called Sibconvers in which the Company will have a 50% interest. Sibconvers intends to pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the conversion of Russian nuclear defense industries into high-tech non-defense and nuclear remediation enterprises and to retrain nuclear and military researchers, technicians and engineers employed in those industries. Those industries are primarily located in the closed "nuclear cities" situated in Siberia. This project is not a current priority of ATI and is not expected to generate any business during the next 12 months. ATI anticipates that it will not be required to make a financial commitment to Sibconvers during the next 12 month period.

INTERNATIONAL LABORATORY FOR NUCLEAR WASTE MANAGEMENT. The Company has entered into an agreement with the Federal Republic of Germany-nuclear research facility-Forschungszentrum Juelich Institute fur Sicherheitsforschung and Reaktortechnik and the Institute of Physics and Engineering of Krasnoyarsk State University for the formation of a laboratory to be known as the International Laboratory for Nuclear Waste Management. This venture intends to pursue contracts and programs concerning the research, development, testing, and certification for nuclear waste remediation applications in the closed "nuclear cities" of the Russian Federation. ATI anticipates that it will not be required to make a financial commitment to the International Laboratory during the next 12 month period.

POLYMER HEATING ELEMENT ("PHE")

The Company has previously acquired a 20% ownership interest in PHE technology. PHE allows for the application of a proprietary polymer thick film onto a polymer, ceramic or metal surface, which, when charged with an energy source, emits heat. The surface to which the film is applied becomes a heating element, thereby allowing for the application of heat directly to the surface to be heated. The more energy supplied to the polymer film, the higher the temperature emitted. The commercial application of the PHE technology may include consumer heating appliances, automotive industry for heated rear view mirrors and industrial machinery requiring heating elements. ATI anticipates that it will not be required to make any financial commitment to PHE during the next 12 month period.

ORGANIC WASTE CONVERSION TECHNOLOGY

The Company has previously acquired a 20% ownership interest in organic waste conversion technology. This technology represents a process whereby organic elements present primarily in plastics are converted into liquid fuel base products, which are used to make market grade gasoline, diesel fuel and fuel oils. The process, when fully developed, may offer oil products that are both ecologically cleaner and more economical to produce. ATI anticipates that it will not be required to make any financial commitment to this project during the next 12 month period.

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of September 30, 2002, the Company had working capital of $(7,262,839), a stockholders' deficit of $7,093,973 and an accumulated deficit of $20,548,599. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

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

During the next twelve months, the Company does not anticipate any significant changes in the numbers of employees employed by it, Cetoni, RESEAL or ATI Nuklear. The Company and its subsidiaries utilize the services of numerous consultants in their ordinary course of business. During the next 12 months, the Company does not anticipate any significant changes in the numbers of consultants employed by it, Cetoni, RESEAL or ATI. The Company may incur substantial expenses associated with performing due diligence incident to the investigation of technologies suitable for acquisition and for the completion of a transaction with LTDN as contemplated by the LOI. The amount and type of expenses incurred will vary depending on the technology being investigated and it is not possible to project what those expenses might be during the next twelve months.

The Company will require additional financing to continue to fund research and development efforts, to fund operating costs, to complete additional technology acquisitions and to complete its business plan. The Company anticipates that it will be able to raise the needed funds for continuing operations from related parties, or through the public or private placement of its securities, debt or equity financing, joint ventures, or the licensing or sale of its technologies and products. However, if the Company is not able to raise the needed capital, it will be required to curtail and possibly discontinue operations. There is no assurance that the Company will be able to continue to operate if additional capital is not obtained. Furthermore, if the Company is required to curtail its operations, that could have a serious negative impact on its ability to proceed with its business plan and to commercialize and/or develop existing technologies and products or to identify and acquire new technologies.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During August, 2002, the Company filed a law suit against Paxsys Ltd., a Bermuda Corporation, seeking declatory relief for a financing agreement that was not completed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During September 2002, the Company issued 673,882 shares of common stock as consideration for legal services performed by its attorney. Shares issued under the arrangements were valued at $168,471, which was charged to operations during the nine months ended September 30, 2002.

During September 2002, the Company issued 10,000 shares of common stock as consideration for finder's fee. Shares issued were valued at $1,600, which was charged to operations during the nine months ended September 30, 2002.

During September 2002, the Company issued 100,000 shares of common stock as consideration for loan incentives. Shares issued under the loan agreement were valued at $18,000, which was charged to operations during the nine months ended September 30, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A) Reports on 8-K:

  On September 13, 2002, the Company filed a Current Report of Form 8-K disclosing a change in its certifying accountants from Grassi & Co., CPA's P.C., to Marcum & Kliegman, LLP.

        (B) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 2.1 Letter of Intent dated October 16, 2002 among the Company, LTDnetwork Inc. and Kurt Seifman

                  Exhibit 2.2 Amendment No. 1 to the Letter of Intent dated November 27, 2002 among the Company, LTDnetwork, Inc., RESEAL, Ltd. and Cetoni Gmbh

                  Exhibit 10.1 Promissory Note dated November 1, 2002 from the Company to LTDnetwork, Inc.

                  Exhibit 10.2 Pledge Agreement dated November 27, 2002 among the Company, LTDnetwork, Inc., RESEAL, LTD and Cetoni GmbH

                  Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: December 19, 2002             By: /s/ Hans Joachim Skrobanek
                                       --------------------------------
                                       Hans Joachim Skrobanek, President

Dated: December 19, 2002             By: /s/ James Samuelson
                                       --------------------------------
                                       James Samuelson
                                       Chief Financial Officer

                     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Hans Joachim Skrobanek, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Advanced Technology Industries, Inc., (the "Company");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002      By: /s/ Hans Joachim Skrobanek
                                --------------------------------------
                                 Hans Joachim Skrobanek, Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, James Samuelson, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Advanced Technology Industries, Inc., (the "Company");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002            By: /s/ James Samuelson
                                      ---------------------------------------
                                       James Samuelson, Chief Financial Officer