Form 10KSB
period 2002-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2003-05-20
CIK 1054825

                      U .S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002
                           Commission File No. 0-23761

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]; No [ ]

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

At May 16, 2003 there were 38,649,933 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $15,846,473 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $0.41 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At May 12, 2003, a total of 50,111,270 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

PART I

ITEM 1. Description of Business

FORWARD LOOKING STATEMENTS. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-KSB of Advanced Technology Industries, Inc. (the "Company"). This report on Form 10-KSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; changes in regulations or laws that adversely impact the ability of our subsidiary, ATI Nuklear AG, to undertake the management of nuclear waste clean-up projects in Russia; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes," "expects," "intends," "projects," "anticipates," "contemplates," or "estimates."

COMPANY OPERATIONS.

GENERAL. The Company is a development stage company and its efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. This discussion provides an analysis of the Company's anticipated plan of operation for the next 12 months.

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

During the next 12 months the Company intends to concentrate on (i) continued negotiation of a transaction with LTDnetwork Inc., a Delaware corporation ("LTDN"), as contemplated by the Letter of Intent dated October 16, 2002 and further amended between the Company and LTDN (the "LOI"), (ii) the commercialization of products developed for RESEAL, Ltd, our 96% owned subsidiary ("RESEAL"), (iii) the commercialization of products developed by Cetoni GmbH ("Cetoni"), our 100% owned subsidiary and (iv) new products developed by the founder of Cetoni.

The Company intends to substantially restructuring its Russian business. It is contemplated that all Russian activities will be transferred to a newly formed subsidiary of which the Company will be 51% shareholder. The Company's partners will hold 49% equity and will be responsible for all funding and day-to-day management of the Russian business.

The Company believes the prospects for revenues from RESEAL products and Cetoni products and the Russian activities will require further capital and the Company has decided to devote its financial and management resources to commercialization of its consumer products.

We anticipate that we will incur additional costs for and devote the focus of our management to the continued development of technologies for RESEAL, Cetoni and new products developed by the founder of Cetoni.

We will require additional financing to continue our planned operations during the next 12-month period. Management believes that it will be able to raise the necessary financing to continue planned operations. However, there is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations.

As referenced above, on October 16, 2002 the Company and LTDN entered into the LOI, as amended. Under the terms of the LOI LTDN will acquire at least 58% of the Company, including its technologies, for the business of LTDN and $5 million less the aggregate amount of funds invested by LTDN in the Company prior to the closing of the proposed transaction. It is anticipated that the form of such acquisition will be a reverse merger resulting in a minimum of 58% of the common stock of the Company being issued to the shareholders of LTDN. We anticipate the transaction will close during the third quarter of 2003. However, there can be no assurance that the transaction will close by that date or at all or on the original terms detailed in the LOI. The closing is subject to numerous conditions, including the satisfactory completion of due diligence by LTDN, the determination of the number of shares of common stock to be issued in any such transaction and the negotiation and execution of a definitive merger agreement, the failure by either party to meet any of the conditions could cause the transaction to be terminated.

Pursuant to the LOI, LTDN has invested over $500,000, as of April 30, 2003 in the Company under asecured promissory note. The obligations under the promissory note are secured by the Star Can patents of the Company and Cetoni. In the event that LTDN provides loans to the Company in excess of $500,000, additional security may be required in the form of other patents of the Company and its subsidiaries and/or shares of common stock of the Company. Subject to the Company not being in breach under the LOI or such promissory note, in the event that LTDN fails to

On November 27, 2002, the Company and LTDN amended the terms of the LOI pursuant to which ATI has agreed to pay LTDN a break-up fee, consisting of the Star Can patents, in the event ATI chooses not to proceed with a transaction or the Company is unable to issue a majority of its shares to LTDN in connection with any such transaction. The Star Can Patents are covered by a Pledge and Security Agreement dated November 27, 2002 between ATI, LTDN, Reseal and Cetoni. On April 14, 2003 the Company and LTDN further amended the terms of the LOI. As part of the extension of the term of the LOI, the parties to the LOI have revised the conditions under which such break-up fee is payable. Such break-up fee is only payable if LTDN is willing and able to proceed with the transaction at the time ATI is in breach under the LOI, LTDN has loaned to ATI at least $500,000 by April 30, 2003 and LTDN has loaned to ATI at least an additional $500,000 by June 30, 2003. LTDN only needs to provide the additional $500,000 by June 30 if at least the greater of 50% of the outstanding indebtedness of ATI and its subsidiaries (other than indebtedness to LTDN) as of March 31, 2003 or $3,400,000 of such indebtedness, (i) has been converted, or is subject to an agreement to be converted on or prior to the closing of the merger with LTDN, to shares of ATI common stock or (ii) has been cancelled, or is subject to an agreement to be cancelled on or prior to the closing of the Acquisition, in connection with a settlement but only to the extent such indebtedness is forgiven and is not required to be repaid.

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

ISRAELI INVESTMENTS AND TECHNOLOGIES

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

We purchased our interest from Ofek Le-Oleh Foundation, Ltd. (the "Foundation"), an Israeli company with the authority to manage and distribute Israeli government funds needed to create the infrastructure for incubation technologies, which holds the remaining 80% interest. The agreements required us to pay $60,000 for our equity stake in each company, payable in four $15,000 tranches, all of which has been paid. Additionally, we have been granted an option to purchase an additional 25% of the common equity of each company from the Foundation for a sum to be mutually determined when and if we decide to exercise the option. These options are exercisable for a period of 90 days commencing after the first year of the Development Period (defined in each agreement as the period during which the Foundation or the Israeli Technology Company is being financed by the government of Israel, and generally a period of two years commencing as of the date of registration of the project as an Israeli corporation). Further, we have entered into an oral agreement with the inventors of each technology which permit us to (i) acquire from them an additional 31% of each corporation's common equity, which verbal options are exercisable at any time during the Development Period, each at an exercise price to be negotiated in the future, (ii) acquire from the inventor of the technology the shares of each company's stock which he has the option to acquire from the Foundation, and
(iii) direct the voting of the common equity in said entities owned by the inventors of each of the technologies, giving us voting control of each of Flexitech and Pirocat. There is no assurance that if and when such options become exercisable we will have sufficient funds to exercise any of them.

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

We do not anticipate expending any further funds on the Israeli investments.

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

EKOR COMPOUND TECHNOLOGY

On November 30, 1999, we acquired an interest which entitles us to receive 2% of the gross revenues generated by Eurotech (the "EKOR Compound") from Eurotech, Ltd., a former affiliate.. EKOR Compound is a patented silicon geo-polymer developed by scientists at the Kurchatov Institute in Moscow, Russia, specifically designed and developed for possible containment of ecologically hazardous radioactive materials that persist from the 1986 explosion of the Chernobyl Nuclear Power Plant Reactor 4 in Chernobyl, Ukraine. Application of the EKOR Compound foam layer is intended to contain radioactive dust in an enclosed area by forming a permanent barrier between the soil and the air thus trapping the contamination. Eurotech, Ltd. has advised us that in tests conducted at the Kurchatov Institute, the EKOR Compound has been shown to be highly resistant to radiation and structural degradation from exposure to radiation, and is fire-resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties. Eurotech has stated that in high dosage radiation tests, the EKOR Compound has met or exceeded all specifications for containment materials developed by the Chernobyl authorities. Eurotech has exclusive licensing rights to the production and application of this compound, with the exception of the Former Soviet Union, and is marketing it to the nuclear waste industry as a tested material capable of containing radioactive waste for hundreds of years. Eurotech has publicly stated that the EKOR Compound has completed preliminary field and laboratory testing and Eurotech has begun commercialization of the product.

We are entitled to receive an override of 2% of revenues generated by EKOR.

RESEALABLE BEVERAGE PACKAGING TECHNOLOGY

RESEAL, Ltd. ("RESEAL") was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable metal beverage can and a resealable cardboard tetra-pak package. These products were originally developed by Cetoni. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its metal beverage packaging products. We have previously entered into a marketing agreement during 2000 with the Falcon Group, Ltd. ("Falcon") to provide for the introduction of the resealable products into the European brewery market. Falcon is entitled to a royalty payment plan based on certain unit sales of the resealable beverage can, additionally a royalty of 1% of total revenues is payable to an affiliate of the inventor of RESEAL's products. To date, Falcon and RESEAL have not entered into any distribution or sales agreements for the RESEAL products and technology. However, we anticipate that RESEAL will successfully enter into distribution and sales agreements within the next twelve month period for the full commercialization of its products and technology.

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

We intend to devote and focus a higher proportion of our time and energy towards the commercialization of the RESEAL products. We have commenced the process of identifying appropriate distribution channel partners for the RESEAL products. We anticipate that any commercial arrangement involving the RESEAL products would involve alliances with industry leaders in the packaging industry..

If potential partners are interested in the RESEAL products, then we plan to enter long-term license agreements with those partners whereby we grant them the right to manufacture and use the RESEAL products in selected markets and grant the right to sublicense the RESEAL products to manufacturers in other selected markets. In consideration of such license agreements we plan to negotiate and secure appropriate license fees and/or royalties from the licensees and sub-licensees.

Prior to, or in conjunction with entering into a license agreement, we anticipate that we will need to expend approximately $500,000 on the manufacture of an industrial tool for the purpose of testing the production capacity of the RESEAL product and satisfy licensees of same.

ATI Nuklear AG
--------------

On June 11, 2001, ATI entered into a new agreement to modify its license agreement with Nurescell Inc. ("Nurescell"). Under the terms of this new agreement, ATI had an exclusive and transferable right to Nurescell Inc. proprietary technology in certain countries in Europe and Asia. ATI Nuklear was required to pay Nurescell Inc. a royalty for the utilization of the technology and products in the amount of 8% of the net sales of the Nurescell Inc. technology. Net sales are defined as gross sales, less discounts, rebates, credits and freight.

In addition, under the terms of this modified agreement, Nurescell Inc. agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell Inc. had agreed to repay to ATI all monies that ATI had previously paid to, or on behalf of, Nurescell Inc. for its acquisition of a 49% interest in Nurescell AG. As part of the agreement, ATI agreed to continue to finance Nurescell Inc's continued monthly operations on a non-interest bearing basis through December 31, 2001. Nurescell Inc. has also executed a convertible promissory note for the monies due to ATI up to and including the date of this agreement. Principal and interest on this note shall be all due and payable on demand. The principal and interest may be converted by ATI into shares of the $.001 par value common stock of Nurescell Inc. Interest is payable at the rate of 10% per annum.

As of September 30, 2001, ATI, Nurescell Inc. and ATI Nuklear AG entered into another agreement pursuant to which, among other things, (i) Nurescell was released from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG, (ii) Nurescell Inc agreed that all payments required of ATI Nuklear AG pursuant to the License Agreement (other than 8% royalty payments) were deemed paid in full,
(iii) Nurescell Inc. amended its June 11, 2001 promissory note to the following terms: $1 million convertible promissory note payable to ATI Nuklear AG. The note is secured by (i) 15,000,000 shares of Nurescell Inc's common stock, (ii) a first priority security interest in Nurescell Inc.'s technology and (iii) all royalties from ATI Nuklear AG.

Pursuant to a Restructure Agreement (the "Restructure Agreement") entered into on March 21, 2003 between the Company, Triton Private Equities Fund ("Triton"), ATI Nuklear AG and Nurescell Inc., we acquired 100% of the technology ownership rights of Nurescell's radiation shielding technology (the "Technology") in return for the cancellation by ATI and ATI Nuklear of all debts and other obligations owed to either of them by Nurescell , consisting primarily of a $1 million promissory note, plus interest, secured by the Technology (among other things) and approximately $200,000 in short-term cash advances and payments made by ATI to or for Nurescell. The Technology consists of proprietary intellectual property, including patents and patent applications.

As of December 31, 2002, we owned 4,590,000 shares of Nurescell Inc. common stock, representing 28.56% of their outstanding and issued shares. ATI Nuklear AG has developed a business plan for the manufacture and marketing of its core technologies and products in Russia and continental Europe. ATI Nuklear AG is presently continuing its test program for the technologies and products in Russia and Germany to verify the suitability of its technology rights for these applications in shielding, encapsulating and immobilization for transporting and storing nuclear waste.

ATI Nuklear AG intends to be active in the development and marketing of its technology rights and products in Germany and Russia during the next 12 months. ATI Nuklear AG intends to raise up to $12,000,000 of project financing to support its required investments to fully implement its business plan. If necessary financing is not available, management of ATI Nuklear AG would be required to significantly scale back its plan of operations.

ATI Nuklear AG owns a radiation shielding product developed by Nurescell and is developing its own shielding materials. ATI Nuklear AG intends to manufacture and market its technologies in Russia and continental Europe. The shielding technologies have not actually been utilized, as of the current date, in any commercial application. ATI Nuklear AG has conducted tests and will continue a testing program for the technology in Russia and Germany to verify its suitability for these applications in nuclear power plants, radioactive waste storage facilities, radioactive waste storage and transport containers and other commercial uses.

ATI Nuklear AG also intends to become active in the area of project management for various nuclear waste clean-up projects within Russia. Acting as project manager, ATI Nuklear AG would receive a fee for organizing all parts of the clean-up effort, including construction, engineering for transportation and intermediate and final storage of the nuclear waste.

ATI Nuklear AG has been invited by the Russian Ministry of Atomic Energy ("Minatom") to identify and provide solutions for a range of nuclear waste issues in the Russian Federation. The primary focus will be on the decommissioning of nuclear submarines from both the Northern and Far Eastern Fleets. The Russian Navy's nuclear powered fleet includes marine reactors either in service or in storage, generating significant quantities of spent nuclear fuel, high and low-level solid and liquid radioactive wastes that have not been processed or safely stored. The defueling schedule of the retired submarines has been increasing over the past years in conjunction with the increased waste management funding from Minatom.

On September 12, 2002, ATI Nuklear AG signed an agreement with an Institute of Minatom for cooperation and testing of ATI Nuklear AG's patent pending geopolymeric material "Geoposil D." The purpose of this cooperation agreement is to certify "Geoposil D" for use in the Russian market as a precondition for commercial sales in the Russian Federation. ATI Nuklear AG anticipates these certification tests should be completed during the third quarter of 2003 and commercial sales are expected to commence in 2003 to facilities in Russia.

ATI Nuklear AG presented its nuclear technology "Geoposil D" to the conference on "Ecological Problems in Nuclear Submarines Decommissioning and Development of Nuclear Power in the Region" in Vladivostok (September 16-20, 2002) co-sponsored by ATI and jointly organized and convened by Minatom and other Russian Agencies.

Minatom announced at this conference that the Russian atomic submarine repair plant "Zvezda," (located in Far Eastern Russia) would begin construction of a solid radioactive waste and single-compartment nuclear reactor depository in early 2003. According to Minatom, there are currently a minimum of (several) nuclear ships with radioactive materials on board that require decommissioning.

"Zvezda" has indicated their intention to use "Geposil D" after successful testing in Russia for the various uses contemplated in the decommissioning process, including the coating of drums containing low level radioactive wastes and other proprietary uses, specifically developed by ATI Nuklear, appropriate for the nuclear remediation facilities in this region. These applications are proprietary to ATI Nuklear and the Company intends to use its cooperation agreement with Forschungszentrum Juelich GmbH, an agency of the German government, for modifications for specific applications in the Russian market. ATI Nuklear AG anticipates these certification tests should be completed during third quarter of 2003 and commercial sales are expected to commence in 2003 in Russia.

Minatom announced at this conference that the Russian atomic submarine repair plant "Zvezda",located in Far Eastern Russia, will go forward in construction of a solid radioactive waste and single-compartment nuclear reactor depository in early 2003. According to Minatom, there are currently a minimum of several nuclear ships with radioactive materials on board that require decommissioning.

On March 24, 2003, ATI terminated the employment of Dr. Juergen P. Lempert, President of ATI Nuklear AG and all members of the board of directors of ATI Nuklear AG. Dr. Lempert has been replaced by Hans-Joachim Skrobanek, our president. The board has been replaced by Allan Klepfisz, Chai Ong and Christa Sieber.

As part of the Company's restructure of its nuclear interests it is contemplated that ATI Nuklear will be reorganized so that the Company will hold a majority, yet passive, interest in the assets currently in ATI Nuklear.

Other than any potential costs associated with the proposed restructure, we do not anticipate expending any further significant funds on these activities.

CETONI GmbH

Cetoni is a German based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets.

Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. The markets for Cetoni's products are automotive accessory (Tool Star, Ring Memory), healthcare (Pharmaceutical packaging), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office and general consumer markets (Light Boy, Cleaning Center). It is anticipated that Cetoni will devote the majority of its focus during 2003 on the successful commercialization of RESEAL's products, which it developed, and to prepare the commercialization of the above products.

The Company plans to review the commercialization prospects of all products and investigate the most efficient and effective paths to market for all products, focusing our energy and attention towards the most favorable prospects.

INTERNATIONAL CENTER OF ADVANCED TECHNOLOGIES.

The Company has entered into a cooperation agreement with a Krasnoyarsk scientific company, The Research Institute of Physics and Engineering,to form a Russian joint stock company called The International Center of Advanced Technologies, Ltd., ("ICAT"). ICAT was formed to explore the conversion of existing nuclear and defense Technologies into non-nuclear technologies and nuclear waste remediation Technologies.

ICAT currently owns a foam glass technology developed by Russian scientists. The foam glass technology is an innovative insulation product made from waste created in the mining of alumina. Foam glass' developers maintain the belief that the product maintains numerous advantages over traditional fiber glass insulation. It is the target of ICAT to commercialize the foam glass technology with a Russian aluminium producer. ATI is currently evaluating the business plan of ICAT to determine whether ICAT warrants further investment. Should ATI determine to move forward with the Foam Glass project we anticipate we will be required to contribute $20,000 for its operations .

The Company proposes to substantially restructure its interest in ICAT. It is contemplated that it will be reorganized so that the Company's interest in ICAT will be a passive one.

Other than any potential costs associated with the proposed restructure, we do not anticipate expending any further significant funds on these activities.

SIBCONVERS

The Company has entered into an agreement with a group of Russian investors to form a Russian company called Sibconvers in which the Company will have a 50% interest. Sibconvers intends to pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the conversion of Russian nuclear defense industries into high-tech non-defense and nuclear remediation enterprises and to retrain nuclear and military researchers, technicians and engineers employed in those industries. Those industries are primarily located in the closed "nuclear cities" situated in Siberia. This project is not a current priority of ATI and is not expected to generate any business during the next 12 months. ATI anticipates that it will not be required to make a financial commitment to Sibconvers during the next 12 month period. ATI is currently evaluating the business plan of Sibconvers to determine whether Sibconvers warrants further investment.

The Company proposes to substantially restructure its interest in Sibconvers. It is contemplated that it will be reorganized so that the Company's interest in Sibconvers will be a passive one.

Other than any potential costs associated with the proposed restructure, we do not anticipate expending any further significant funds on these activities.

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

The Company intends to substantially restructure its interest in International Laboratory. It is contemplated that it will be reorganized so that the Company's interest in International Laboratory will be a passive one.

Other than any potential costs associated with the proposed restructure, we do not anticipate expending any further significant funds on these activities.

CURRENT OPERATIONS

The competition in the technology market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. Currently, we have the primary emphasis on product development, dependability, patentability and commercialization of our acquired technology. As a part of our day-to-day operations, our employees and consultants review a number of technologies, innovations, ideas and intellectual properties with the purpose of evaluating the novelty of a technological idea, assessing additional research and development investment required to bring an invention to a point where it may be commercially exploited, and prospects for patentability and marketability of a reviewed technology. We also estimate the costs and time required to complete research and development of a technology necessary to achieve commercial viability as well as the initial steps required for introducing the technology to the market, e.g. production of samples and development of marketing strategy and documentation required to obtain patent protection covering the technology. A proposed acquisition of an invention or technology is usually accomplished by means of equity investment, purchase, assignment and licensing arrangements directly from the scientists or technology developers.

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

MARKETING AND DISTRIBUTION
--------------------------

Our primary business focus is the acquisition and commercialization of advanced technologies and the commercial products that result from these efforts. We anticipate that beverage packaging will be the primary markets for our products and technologies during 2003. We have limited experience in marketing of products and services in these fields and intend to rely on licensing and joint venture opportunities with multi-national companies for the marketing and sale of its technologies. Consequently, we will rely on our distribution partners and affiliates to market our technologies worldwide.

We believe that several of our acquired technologies and products are ready for commercialization and marketing, specifically our beverage packaging products. As a result, we will devote significant business activities and resources to the successful commercialization and marketing of our acquired technologies and products. We also have little experience marketing products of a technological or consumer nature. The introduction of a new product or technology into the market place requires vast capital resources and an increase in corporate personnel. Our product marketing relies on the development of strategic alliances with global distributors. This places the burden of marketing the products directly on the strategic partners and keeps our cost risk low and reduces the amount of capital resources we need to operate successfully. Conversely, the risks include the inability to locate the proper partner and or the partner is ineffective.

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

RESEARCH AND DEVELOPMENT
------------------------

In the fiscal year ended December 31, 2002, we spent $1,137,990 on research and development.

By comparison, in the fiscal year ended December 31, 2001, we spent $868,878 on research and development.

We are not aware of any U.S. or foreign laws or regulations that govern the marketing, sale or use of any of its present technologies, other than U.S., Russian and Western European environmental safety laws and regulations pertaining to the containment and remediation of radioactive contamination and the toxicity of materials used in connection therewith (in the case of the EKOR Compound and Nurescell materials). Based on the results of tests conducted at the Kurchatov Institute Eurotech believes that the EKOR Compound meets applicable U.S. and German regulatory standards. Based on the results of tests conducted at the University of Missouri and by various Russian and German institutes, Nurescell believes that their material meets applicable U.S. and German regulatory standards. However, there can be no assurance that more stringent or different standards may not in the future be adopted or applied depending on Eurotech or Nurescell's intended use, or that if adopted or applied, they will not materially increase the cost to Eurotech and Nurescell of licensing and using the EKOR Compound and Nurescell compounds, or prevent their use altogether. Moreover, there can be no assurance that any or all jurisdictions in which we presently operate or in the future may conduct our business will not enact laws or adopt regulations which increase the cost of or prevent us from licensing or marketing its other technologies or otherwise doing business therein. Particularly in the case of Russia, the enactment of such laws or the adoption of such regulations may have a presently unquantifiable, substantial adverse impact on our financial condition, business and business prospects.

EMPLOYEES
---------
We currently employ one part-time and 15 full-time employees. We engage a number of independent consultants to assist in the identification, assessment, acquisition and marketing of technologies in the regular course of our business. Our subsidiary, Cetoni, currently employs five full-time and three part-time employees. Cetoni's employees engage in product research, development and marketing.

Since the commencement of merger discussions with LTDN, we have been aided and assisted by LTDN's senior management, including Allan Klepfisz and Chai Ong in relation to our product marketing endeavors, corporate structure issues, debt and cost reduction strategies and capital raising requirements.

ATI Nuklear AG currently has a supervisory board consisting of Allan Klepfisz, Chai Ong and Christa Sieber. ATI Nuklear AG maintains one full-time employee, President Hans-Joachim Skrobanek and three consultants.

We believe that we have good relations with our current employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are at Berlin, Germany. The 800 square foot office space is located at Taubenstrasse 20, D-10117, Berlin, Germany with a monthly rent of approximately $3,578 and a lease with a remaining term of 4 years. Our telephone number is (49) 30 201-7780. RESEAL's executive offices are also located in the offices of the Company.

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

In light of the impending merger with LTDN and our intentions in relation to ATI Nuklear, we intend to rationalize our office requirements so that related expenses are reduced.

ITEM 3. LEGAL PROCEEDINGS

There is no current outstanding litigation in which we are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the Over The Counter -Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

2001                                High             Low
-------                            -------          -------
First Quarter                         .50              .22
Second Quarter                       1.91              .19
Third Quarter                         .85              .22
Fourth Quarter                        .40              .22

2002                                High             Low
-------                            -------          -------
First Quarter                       $1.10            $0.26
Second Quarter                      $2.23            $0.51
Third Quarter                       $0.69            $0.16
Fourth Quarter                      $0.26            $0.09

There were approximately 322 shareholders of record of common stock as of May 15, 2003.

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

SALE OF UNREGISTERED SHARES

During the last four years, we have sold securities which were not registered under the Securities Act of 1933 (the "Act"). The transactions not reported in our previously filed quarterly reports are as follows:

During October 2002, the Company issued 40,000 shares of common stock as consideration for finder's fee. Shares issued were valued at $7,600, which was charged to operations during 2002.

During October 2002, the Company issued 700,000 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $77,350, which were charged to operations during 2002.

During October 2002, the Company issued 145,328 shares of common stock due to the exercise of options for $21,000.

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

We will require additional financing to continue our planned operations during 2003. Management believes that it will be able to raise the necessary financing to continue planned operations. However, there is no guarantee that we will be able to successfully raise the required funds for operations, or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations.

Ideally, upon the commercialization of our products, and implementation of operational cost controls, we would hope that sustainable revenues will be able to be generated so as to avoid the necessity to raise significant funds in the longer term.

RESEAL, Ltd., the Company's 96% owned subsidiary, was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable metal beverage can and a resealable cardboard tetra-pak package. These products were originally developed by Cetoni GmbH, an ATI subsidiary. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its beverage packaging products. We have previously entered into a marketing agreement during 2000 with Falcon to provide for the introduction of the resealable products into the European brewery market. Falcon is entitled to a royalty payment plan based on unit sales of the resealable beverage can.

We have begun in partnership with Styner+Bienz, plans for the first 10,000 machine-fabricated production samples for distribution to beverage producers who have previously expressed a high degree of interest in the resealable beverage cans. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. We anticipate that in the event we are required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required. However, as previously indicated we plan to enter strategic alliances with industry leaders within this field in order to license the right to manufacture the RESEAL products thus minimizing the requirement for the Company to purchase the necessary capital equipment.

Despite our intentions, if necessary, RESEAL believes that it can obtain financing on favorable terms for a substantial portion of that amount from the beverage producers, suppliers and/or other sources. However, if financing is not available, management believes that RESEAL will be able to obtain the necessary funds to pay for the production, marketing and operational expenses from other sources.

OTHER MATTERS
-------------

During the period of the plan, we do not anticipate any significant changes in the numbers of employees employed by us, RESEAL, or Cetoni.

We may incur substantial expenses associated with performing due diligence incident to the investigation of technologies or companies suitable for acquisition. The amount and type of expenses incurred will vary depending on the technology being investigated and it is not possible to project what these expenses might be during the period of the plan.

Except for a nominal amount of revenue from the sale of Cetoni products in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. Although we believe that we will recognize additional revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues therefrom or that RESEAL will be able to do so. Neither our products and technologies or those of RESEAL or ATI Nuklear have ever been utilized on a large-scale commercial basis.

We expect that we will continue to generate losses until at least such time as we can commercialize our technologies or those of our subsidiaries, if ever. No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

RISK FACTORS

ATI's competitors may introduce products with which its current and new products may not compete successfully.

The markets for ATI's products experience and will continue to experience rapidly changing technologies, evolving industry standards and new product introductions by its competitors. These market characteristics and the activities of ATI's competitors, including their introduction of new products and product upgrades, could render ATI's technology obsolete. ATI may not successfully develop, introduce or manage the transition of new products or do so on a timely basis in response to changing technologies and standards and new products and product upgrades introduced by its competitors. Failed market acceptance of existing or new products or problems associated with new product transitions could harm ATI's business, results of operations and financial condition.

ATI has experienced quarterly fluctuations in operating results that have affected and may adversely affect its share price and cause it to be volatile.

ATI has experienced, and expects to continue to experience, significant fluctuations in its quarterly operating results due to costs associated with new product introduction and demand for its products. This has in the past adversely affected and in the future could adversely affect ATI's revenues as reported on a quarterly basis, as well as its share price, and increase the volatility of the market price of its common stock.

Holders of ATI's common stock will have their percentage ownership diluted by approximately 58% upon completion of the merger with LTDN and as a result the price of its common stock may decline.

A significant number of shares of ATI's common stock will be available for trading in the public market which will result in substantial dilution to existing shareholders upon completion of the merger with LTDN. The additional shares in the market will dilute the percentage interest of ATI's other shareholders and may have a material adverse effect on the market price of ATI's common stock. Any such decline in the market price of its common stock could impede ATI's efforts to obtain additional financing through the sale of additional equity or equity-related securities or could make such financing more costly.

Any inability of ATI to protect its intellectual property may limit its ability to compete and result in a loss of a competitive advantage and decreased revenue.

ATI relies principally on copyright, trademark, patent, trade secret and contract laws to protect its proprietary technology. ATI cannot be certain that it has taken adequate steps to prevent misappropriation of its technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to ATI's technology.

ATI may be subject to intellectual property infringement claims that are costly to defend and could limit its ability to use some technologies in the future.

Although ATI believes that none of the technologies or products it has developed or the trademarks it uses or any of the other elements of its business infringe on the proprietary rights of any third parties, third parties may assert claims against ATI for infringement of their proprietary rights and these claims may be successful. ATI could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights, which could materially adversely affect its business, results of operations or financial condition. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block ATI's ability to market or license its products in the United States, Australia or elsewhere. Such a judgment could have a material adverse effect on ATI's ability to sell its products or on its costs of doing business. If a third party asserts a claim relating to proprietary technology or information against ATI, it may seek licenses to the intellectual property from the third party. However, ATI cannot be certain that third parties will extend licenses to it on commercially reasonable terms, or at all. ATI's failure to obtain the necessary licenses or other rights or to obtain those rights at a reasonable cost could materially adversely affect its ability to sell its products or its costs of doing business.

ATI's common stock price has been and may in the future be affected by recently experienced extreme price and volume fluctuation in the market for developmental stage companies.

The Over the Counter Bulletin Board, where many developmental stage companies are traded, experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of ATI's common stock, regardless of its actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. ATI has not been the subject to any lawsuits alleging that it has violated various provisions of federal securities laws. The filing of litigation against ATI, or any other claims, if made, could result in substantial costs and a diversion of the attention and resources of ATI's management.

If ATI is unable to hire and retain key personnel, it may be unable to develop products or achieve sales of products.

ATI's success depends to a significant extent on the performance of its executive officers and key technical and marketing personnel. The loss of one or more of ATI's key employees could have a material adverse effect on its ability to develop products or to sell products. ATI believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. There can be no assurance that ATI will be successful in attracting and retaining these personnel.

ATI's marketplace is intensely competitive and rapidly changing and it may not be able to compete successfully in the future.

ATI's industry is highly competitive and subject to rapid technological change. Many of its current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. As the market for ATI's products continues to develop, additional competitors may enter the market and competition may intensify. Inability to compete in the following factors could have a material adverse effect on ATI's business product performance, product features, ease of use, reliability, hardware and competitor compatibility, brand name recognition, product reputation, pricing, levels of advertising, availability and quality of customer support and timeliness of product upgrades.

ATI faces regulatory risks in doing business in foreign countries that could adversely affect its revenues and profitability.

Because ATI's revenues and expenses are recorded in different currencies, its revenues are subject to exchange rate fluctuations.

ATI's research and development program and costs may not result in increased sales or revenue.

Developing new products and technologies is expensive. ATI plans to continue significant investments in product research in the near future. ATI cannot assure that significant sales or revenue from the products it is developing will be achieved.

The report of ATI independent public accountants and the notes to our financial statements included elsewhere in this document state that the continuation of ATI business as a going concern depends, among other things, on:

         o obtaining additional funds to develop and implement our marketing plan and to complete the commercialization of our present technologies;

         o    the generation of significant future revenues and income; and

         o    market acceptance of our technologies and products

ATI can provide no assurance that we will be able to achieve any of the foregoing.

WE HAVE A LIMITED OPERATING HISTORY; WE HAVE NOT GENERATED ANY REVENUES FROM OPERATIONS; WE EXPECT TO INCUR SIGNIFICANT ADDITIONAL LOSSES.

ATI was incorporated in 1995 and has conducted only limited operations to date consisting primarily of activities related to identifying and acquiring our technologies and products. We are subject to all of the business risks associated with a new enterprise, including, but not limited to:

         o    inability to successfully market our technologies and products;

         o    risks of unforeseen capital requirements;

         o    failure of market acceptance of our technologies and products;

         o    failure to establish business relationships; and

         o competitive disadvantages as against larger and more established companies.

ATI anticipates that it will continue to incur significant operating losses through 2003. ATI may incur additional losses thereafter, depending upon our ability to generate revenues from the license or sale of its technologies and products or to enter into any or a sufficient number of joint ventures or collaborations working. ATI has generated no meaningful revenues to date. Although ATI's management believes that it may recognize revenues during 2003, based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurance as to when or whether we will be able to commercialize our products and technologies and realize any revenues therefrom. ATI products and technologies have never been utilized on a large-scale commercial basis.

ATI will require significant additional capital in order to fully implement business plan and marketing strategy. Future capital requirements could vary significantly and will depend upon certain factors, many of which are not within ATI's control. Factors that may bear on ATI's future capital requirements include:

         o    the timing of licensing of technologies and sales of products;

         o    market acceptance of ATI's technologies and products;

         o the existence and terms of any licensing and/or joint venture agreements for the marketing and sales of technologies and products;

         o    the ongoing development and testing of technologies and products;
              and

         o    the availability of financing.

ATI's lack of marketing and operational experience and limited capital resources could make it difficult to attract joint venture partners or to consummate licensing or sales agreements and any failure to enter into joint ventures or consummate any such agreements could have a material adverse effect on ATI's results of operations.

In addition, ATI will require substantial additional capital to expand its business to hire administrative, marketing, technical and operational support personnel, and to a lesser extent, for research and development activities. As of the date hereof, ATI has not identified any sources of and cannot provide any assurances that it ever will obtain the additional capital necessary to fully effectuate our business goals. Moreover, ATI cannot provide assurances that additional capital requirements will not arise, or that for periods following fiscal year 2003 it will generate sufficient revenues to cover expenses or generate profits. If adequate financing is not available, ATI may be required to delay, scale back or eliminate certain of its research and development programs and marketing and sales programs, forego technology acquisition opportunities, or license third parties to commercialize technologies that ATI would otherwise seek to develop. To the extent ATI raises additional capital by issuing equity securities, holders of our equity securities will be diluted.

No assurance can be given that ATI will be able to obtain any working capital or complete any further offerings of securities, or that, if obtained or completed, that such funding will be sufficient or that it will not cause substantial dilution to our shareholders. Further, no assurance can be given as to the completion of research and development activities and the successful marketing of ATI technologies.

As part of ATI's long-term growth strategy, it may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time, ATI may enter into discussions and negotiations with companies regarding our acquiring, investing in, or partnering with their businesses, products, services or technologies. ATI may not identify suitable acquisition, investment or strategic partnership candidates, or if it does identify suitable candidates, may not complete those transactions on commercially acceptable terms or at all. Acquisitions often involve a number of special risks, including the following:

         o difficulty integrating acquired operations, products, services and personnel;

         o    the acquisition may disrupt our ongoing business;

         o ATI may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

         o ATI may not be able to retain the key personnel of the acquired company;

         o the acquired businesses may fail to achieve the revenues and earnings anticipated; and

         o ATI may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire.

ATI may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially adversely affect ATI's operating results by:

         o    diluting shareholder ownership interest;

         o    causing ATI to incur additional debt; and

         o forcing ATI to amortize expenses related to goodwill and other intangible assets.

Any of these factors could have a material adverse effect on ATI's business. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, ATI may incur indebtedness or issue equity securities to pay for any future acquisitions.

ATI's intends to enter into strategic partnerships, joint ventures and/or teaming arrangements with regional and multinational corporations to promote our technologies and products. In the event that ATI is unable to develop these relationships or once developed maintain them for any reason, our business, operating results and financial condition could be materially adversely affected. Moreover, ATI can give no assurances that any such relationships will result in the sale or licensing of our technologies or products.

The majority of the technologies or products ATI offer have been available on a commercial basis in the past and ATI cannot assure you that any of these technologies or products will gain acceptance among the potential users thereof.

If ATI is successful in promoting our technology products in the future, our ability to generate revenues and our results of operations will be materially adversely effected.

ATI and its subsidiaries have prepared and filed patent applications covering several of consumer products in industrial countries. ATI success depends, in part, on its ability to obtain and protect patents covering, and maintain trade secrecy protection of, industrial technologies, as well as other, future technologies, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that any of ATI's pending or future. patent applications will be approved, that ATI will develop additional proprietary technology that is patentable, that any patents issued will provide ATI with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on ATI's ability to conduct business.

Furthermore, there can be no assurance that others will not independently develop similar or superior technologies or design around any technology that is patented by ATI or its subsidiaries. It is possible that ATI may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to our products. There can be no assurance that any license acquired under such patents would be made available to ATI on acceptable terms, if at all, or that ATI would prevail in any such contest. In addition, ATI would incur substantial costs in defending itself in suits brought against us on our patents or in bringing patent suits against other parties.

In addition to patent protection, ATI relies on trade secrets, proprietary know-how and technology which it seeks to protect, in part, by confidentiality agreements with our prospective working partners and collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that ATI would have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

In the event that ATI products do not perform to specifications or are defective in any way, ATI's reputation may be materially adversely affected and we may suffer a loss of business and a corresponding loss in revenues.

ATI conducts a significant portion of its business outside the United States. Certain risks attach to operations in foreign countries, some of which are described below: Legal systems in some of the nations in which ATI conducts operations, including the licensing of technologies and selling products, may not be as developed as the United States legal system. Consequently, contract rights which ATI takes for granted in the United States may be unenforceable in some of these jurisdictions. Any inability to enforce contracts or collect payment from clients located in these areas would have material adverse effect on ATI's business and results of operations.

     Some of the overseas contracts by which ATI provides products and services will be denominated in currencies other than United States Dollars. As a result, ATI will be subject to the effects of exchange rate fluctuations with respect to any of these currencies

Some of the foreign countries in which ATI's clients are located have or may enact laws that restrict conversion of their currencies into United States Dollars. Any inability to convert the entire amount received from contracts performed overseas may limit ATI's ability to utilize revenue generated in such currencies outside of that jurisdiction and restrict us to fund our business activities outside those countries

ATI's technologies and products, which include industrial technologies and consumer products, cover a broad spectrum of industries. ATI compete against a wide range of companies in all of ATI's technology and product offerings from multinational corporations to universities to local consumer product development companies. Virtually all of ATI's competitors in every business segment in which it offer technologies and products are larger, have greater financial and personnel resources and possess significantly more experience than us. Any one or more of ATI's competitors or other enterprises not presently known to ATI could develop technologies and/or products which are superior to ATI's, significantly underprice ATI's products and technologies and/or more successfully market existing, new or competing products and technologies. To the extent that ATI's competitors are able to achieve any of the foregoing, its ability to compete could be materially adversely affected. There can be no assurance that ATI will be able to compete successfully against any of its competitors now existing or which enter the market in the future.

The price of ATI's Common Stock will be influenced by many factors, including:

         o    the depth and liquidity of the market for the Common Stock;

         o    investor perception of ATI and its technologies and products; and

         o    general economic and market conditions.

The market price of ATI's Common Stock may also be significantly influenced by factors such as announcements of new projects or similar announcements by ATI's competitors and quarter-to-quarter variations in ATI's results of operations.

ATI's financial results may fluctuate significantly because of several factors, many of which are beyond its control. These factors include:

         o    any inability to effectively market our technologies and products;

         o    any failure to keep pace with changing technology;

         o cost associated with marketing products and services may increase significantly;

         o    downward pressure on prices due to increased competition;

         o    changes in operating expenses; and

         o    the effect of potential acquisitions.

Fluctuations caused by these and other factors could cause ATI's business to suffer.

ATI has never paid any cash dividends on its common stock. ATI currently intends to retain all future earnings, if any, for use in its business and does not expect to pay any dividends in the foreseeable future.

ATI may have to sell and issue Common Stock or securities convertible into Common Stock in order to obtain the funding necessary to support operations which will dilute your shareholdings and may negatively impact the price of ATI's Common Stock. In addition, the market price of ATI's common stock could fall if ATI's stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options, in the public market.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2002 AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 2001.

As of December 31, 2002 we had working capital deficiency of $7,995,000, shareholders' deficiency of $7,665,749 and an accumulated deficit of $21,453,320. We anticipate that we will continue to incur significant operating losses for the next twelve months. We may incur additional losses thereafter, depending upon our ability or the ability of ATI Nuklear AG and RESEAL Ltd to generate revenues from the license or sale of technologies or products.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the year ended December 31, 2002 are attached hereto as pages F-1 through F-48.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our previous accountants were Grassi & Co, P.C. located in New York, New York. Effective September 9, 2002 several partners of Grassi & Co., P.C. merged with Marcum & Kliegman LLP. located in New York and that firm remains as our independent auditor.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

As of December 31, 2002, our officers and Directors were:

NAME                          AGE           TITLE
----                          ---           -----

Hans-Joachim Skrobanek        52        President and Director

Peter Goerke                  42        Vice President

James Samuelson               33        Vice President, Chief Financial Officer,
                                        Secretary

Hans-Joachim Schuerholz       76        Director

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Kurt Seifman and ERBC Holdings, LTD., owner of 22% of our Common Stock delinquently filed a Form 5 relating to several transactions occurring in 2001 and 2002. This was corrected via a Form 5 filed February, 19 2003.

To the best of our knowledge Cetoni Holdings Ltd. has not filed a Form 3 or Form 4 reflecting its acquisition or disposition of common stock acquired as a result of our acquisition of Cetoni Unwelttechnologies-Entwicklhungs, GmbH.

ITEM 10. EXECUTIVE COMPENSATION

The following table presents, for each of the last three fiscal years ending December 31, 2002 the annual compensation earned by our chief executive officer and our most highly compensated executive officers.

=========================================================================================================
                                                               LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION                  Awards          Payouts
                            --------------------------------  ---------------------  ---------

                                                   Other                  Securities              All
                                                   Annual     Restricted  Underlying    LTIP     Other
                                          Bonus    Compen-    Stock       Options/    Payouts   Compen-
                     Year    Salary ($)    ($)     sation($)  Awards($)   SARs(#)       ($)     sation($)
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
Hans-Joachim Skrobanek,
President            2002   $110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2001    110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2000    110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
James Samuelson,
Vice President,
Chief Financial
Officer, Secretary   2002   $120,000(1)    $0.00
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2001   $120,000(2)    $0.00
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2000   $120,000     $10,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------

=========================================================================================================

===============================================================================================
                           OPTIONS/SAR GRANTS IN THE FISCAL YEAR 2002
-----------------------------------------------------------------------------------------------
                                      INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------
                                     Number of     % of Total
                                     Securities    Options/SARs
                                     Underlying    Granted to
                                     Option/SARs   Employees in   Exercise or Base   Expiration
Name                         Year    Granted (#)   Fiscal Year    Price ($/Share)    Date
---------------------------  -----   -----------   ------------   ----------------   ----------

Hans-Joachim Skrobanek,
President                    2002             0
                             2001             0
---------------------------  -----   -----------   ------------   ----------------   ----------
                             2000       150,000          31.91%            $0.343     10/25/10
---------------------------  -----   -----------   ------------   ----------------   ----------

---------------------------  -----   -----------   ------------   ----------------   ----------
James Samuelson, Vice
President, Chief Financial
Officer, Secretary           2002             0

                             2001             0
---------------------------  -----   -----------   ------------   ----------------   ----------
                             2000       100,000          21.28%            $0.343     10/25/10
---------------------------  -----   -----------   ------------   ----------------   ----------

===============================================================================================

INCENTIVE STOCK OPTION PLAN.

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

EMPLOYMENT CONTRACTS

We currently have employement contracts with Mr. Srkobanek and Mr. Goerke. Under the terms of the contracts Mr. Skrobanek is entitled to a salary of $110,000 per annum and Mr. Goerke is entitled to a salary of $95,000 per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2002 as to each person who is known to ATI to be the beneficial owner of more than 5% of ATI's outstanding common stock (giving effect to all warrants and options exerciseable within 60 days) and as to the security and percentage ownership of each executive officer and director of ATI and all officers and directors of ATI as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

------------------- ------------------------------------ -------------------------- -------------------------
                             Name and Address               Security Ownership             Percentage
     Title of                       Of                       Amount and Nature                 Of
      Class                  Beneficial Owners            Of Beneficial Ownership            Class
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Kurt Seifman
                    5 West 86th Street                         10,973,922(1)                 22.0%
                    New York, NY  10024
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Glenn A. Cramer
                    3134 Bel Air Drive                          3,436,577(2)                  6.89%
                    Los Vegas, NV
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Hans Joachim Skrobanek
                    Taubenstrasse 20                            1,073,359                     2.15%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Hans Joachim Schuerholz                       15,000
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        James Samuelson                               179,056
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Peter Goerke                                  50,000
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
                    Officers and Directors as a group
                    (5 persons)                                 1,323,415                     2.65%
------------------- ------------------------------------ -------------------------- -------------------------

(1) 2,154,440 of these shares are held directly by Mr. Seifman. 5,194,482 of these shares are held indirectly through ERBC Holdings, Ltd., for which Mr. Seifman is the sole beneficial holder. 3,500,000 of these shares represent Mr. Seifman's sole voting power as Proxy Holder pursuant to an Irrevocable Proxy for the Adrian Joseph Separate Property Trust and the Dianna Joseph Separate Property Trust, as well as presently exercisable options to purchase 125,000 shares at $0.343 per share.

(2)      These shares are held indirectly by Mr. Cramer as Trustee of the Glenn
         A. Cramer Separate Property Trust dated September 1, 1987.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By letter agreement dated June 1, 1996 we engaged ERBC Holdings LTD ("ERBC") to provide consulting services for one year. That agreement has been renewed annually. During 2001, we incurred consulting fees of $240,000 for services provided under the contract. At December 31, 2002, we owed ERBC $895,176 under the agreement.

Amounts due to related parties represent various demand notes, plus interest at 10% per annum, payable to certain stockholders, relatives of shareholders and companies affiliated with stockholders. Interest expense accrued on these demand notes totaled $300,824 in 2002 and $266,045 in 2001. An officer of the Company advanced the Company $21,915 to pay certain expenses of the Company as of December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of December 31, 2002, the Company had working capital of $(7,995,000), a stockholders' deficit of $7,665,749 and an accumulated deficit of $21,453,320. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

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

During the next twelve months, the Company does not anticipate any significant changes in the numbers of employees employed by it, Cetoni, RESEAL or ATI Nuklear AG The Company and its subsidiaries utilize the services of numerous consultants in their ordinary course of business. During the next 12 months, the Company anticipates significant changes in the numbers of consultants employed by it, Cetoni and RESEAL. The Company may incur substantial expenses associated with performing due diligence incident to the investigation of technologies suitable for acquisition and for the completion of a transaction with LTDN as contemplated by the LOI. The amount and type of expenses incurred will vary depending on the technology being investigated and it is not possible to project what those expenses might be during the next twelve months.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During October 2002, the Company issued 40,000 shares of common stock as consideration for finder's fee. Shares issued were valued at $7,600, which was charged to operations during 2002.

During October 2002, the Company issued 700,000 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $77,350, which were charged to operations during 2002.

During October 2002, the Company issued 145,328 shares of common stock due to the exercise of options for $21,000.

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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: May 20, 2003             By: /s/ Hans-Joachim Skrobanek
                                       --------------------------------
                                       Hans-Joachim Skrobanek, President

Dated: May 20, 2003             By: /s/ James Samuelson

                                       --------------------------------
                                       James Samuelson
                                       Chief Financial Officer

                     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Hans-Joachim Skrobanek, certify that:

(1) I have reviewed this annual report on Form 10-KSB of Advanced Technology Industries, Inc., (the "Company");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

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

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003         By: /s/ Hans-Joachim Skrobanek
                                --------------------------------------
                                Hans-Joachim Skrobanek, Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James Samuelson, certify that:

(1) I have reviewed this annual report on Form 10-KSBof Advanced Technology Industries, Inc., (the "Company");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 20, 2003            By: /s/ James Samuelson
                                      ---------------------------------------
                                      James Samuelson, Chief Financial Officer

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          CONSOLIDATED FINANCIAL REPORT

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page Nos.
                                                                   --------

INDEPENDENT AUDITORS' REPORT                                            1

CONSOLIDATED BALANCE SHEET                                              2
  December 31, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS                                   3
  For the Years Ended December 31, 2002 and 2001
  For the Period from Inception (October 25, 1995) to
    December 31, 2002

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                   4 - 12
  For the Period from Inception (October 25, 1995) to
    December 31, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS                                13 - 14
  For the Years Ended December 31, 2002 and 2001
  For the Period from Inception (October 25, 1995) to
    December 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           15 - 48

SELECTED FINANCIAL DATA
  For the Five Years Ended December 31, 2001

(*) Included in Part II, Item 6 of the Form.

To the Board of Directors and Stockholders
Advanced Technology Industries, Inc. and Subsidiaries

                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------

We have audited the accompanying consolidated balance sheet of Advanced Technology Industries, Inc. and Subsidiaries, (the "Company") (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception (October 25, 1995) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Technology Industries, Inc. and Subsidiaries (a development stage company) as of December 31, 2002 and the results of their operations and their cash flows for the year then ended and for the period from inception (October 25, 1995) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the year ended December 31, 2002 of approximately $6,758,000, and as of December 31, 2002 had a working capital deficit of approximately $7,955,000 and a stockholders' deficiency of approximately $7,666,000. As discussed further in
Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
April 14, 2003


                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)

                                          CONSOLIDATED BALANCE SHEET

                                             DECEMBER 31, 2002

                                                  ASSETS
                                                  ------

Current Assets:
  Cash and cash equivalents                                                                      $     6,896
  Prepaid expenses and other current assets                                                          186,766
                                                                                                 -----------
        Total Current Assets                                                                         193,662

Property and equipment, net                                                                          240,380
Due from related parties                                                                              59,946
                                                                                                 -----------
        Total Assets                                                                             $   493,988
                                                                                                 ===========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                    ----------------------------------------

Current Liabilities:
  Loans and notes payable                                                                        $ 1,947,000
  Accrued liabilities, including $1,176,926 due to related
    parties                                                                                        5,387,752
  Obligations under capital leases                                                                     5,862
  Due to related parties                                                                             808,363

                                                                                                 -----------
      Total Current Liabilities                                                                    8,148,977

Long-term portion of obligations under capital leases                                                 10,760
                                                                                                 -----------
      Total Liabilities                                                                            8,159,737
                                                                                                 -----------
Commitments and Other Matters

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                                                         --
  Common stock - $0.0001 par value; 100,000,000 shares
    authorized; 49,650,593 shares issued and outstanding                                                  --
  Additional paid-in capital                                                                           4,966
  Accumulated other comprehensive income                                                          13,706,192
  Deficit accumulated during the development stage                                                   121,413
  Receivable on sale of stock                                                                    (21,453,320)
                                                                                                     (45,000)
      Total Stockholders' Deficiency                                                             -----------
                                                                                                  (7,665,749)
      Total Liabilities and Stockholders' Deficiency                                             -----------
                                                                                                 $   493,988
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

                                                     F-2


                                ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For the Years Ended                For the Period
                                                                   December 31,                  from Inception
                                                         -------------------------------       (October 25, 1995)
                                                            2002                2001           to December 31, 2002
                                                         -----------         -----------       --------------------

Revenues                                                 $    -              $    -                $    -
                                                         -----------         -----------           ------------
Costs and Expenses:
  Research and development                                 1,137,990             868,878              5,024,317
  Compensatory element of stock
    issuances pursuant to consulting
    professional and other agreements                      1,506,996             654,523              5,112,138
  Consulting fees                                            541,877             853,934              2,847,235
  Other general and administrative
    Expenses                                               2,010,554           1,667,868              6,130,121
  Depreciation and amortization                              176,875             291,685                702,594
    expense
  Loss on impairment of license fee                          566,667              -                     566,667
  Interest and amortization of debt                          917,579           1,590,891              3,958,507
    issuance costs
  Loss (gain) on sale of marketable                         (100,818)             41,287               (875,156)
    securities
  Equity loss and amortization of
    goodwill of unconsolidated                                -                1,660,550              1,660,550
    affiliate - Nurescell Inc.
  Minority interest in loss of                                -                   -                    (323,965)
    consolidated subsidiary                              -----------         -----------           ------------
                                                           6,757,720           7,629,616             24,803,008
    Total Costs and Expenses                             -----------         -----------           ------------
                                                          (6,757,720)         (7,629,616)           (24,803,008)
Loss before extraordinary item

Extraordinary item - gain on sale of
  technology interest to former
  affiliate, net of income taxes of                           -                    -                  3,349,688
  $-0-                                                   -----------         -----------           ------------
                                                         $(6,757,720)        $(7,629,616)          $(21,453,320)
Net Loss                                                 ===========         ===========           ============

Basic and diluted loss per common share                        $(.14)              $(.20)
                                                               =====               =====
Weighted average shares used in
  basic and diluted loss per common share                 47,647,310          38,805,309
                                                          ==========          ==========

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

                                                         F-3


                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002


                                                                              Common Stock                  Additional
                                                                        -------------------------            Paid-in
                                                                          Shares         Amount              Capital
                                                                        ----------     ----------           ----------
Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                                     12,300,000       $    1,230         $    -
Issuance of stock for legal fees
  ($0.04 per share)                                                        500,000               50             19,950
Issuance of stock under consulting
  agreement ($0.04 per share)                                            1,605,000              161            284,839
Net loss - 1996                                                              -                -                  -
Issuance of stock under consulting
  agreements ($1.00 per share)                                             750,000               75            749,925
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                                               306,500               30            612,970
Offering costs                                                               -                -                (50,000)
Comprehensive income:
  Net loss - 1997                                                            -                -                  -
                                                                        ----------       ----------         ----------
Balance - December 31, 1997                                             15,461,500       $    1,546         $1,617,684
                                                                        ==========       ==========         ==========

                                                                          Deficit
                                                      Accumulated       Accumulated         Total
                                                        Other            During the      Stockholders'
                                                     Comprehensive      Development         Equity          Comprehensive
                                                     Income (Loss)         Stage         (Deficiency)       Income (Loss)
                                                     -------------      -----------      ------------       -------------

Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)                   $    -            $    -           $     1,230
Issuance of stock for legal fees
  ($0.04 per share)                                        -                 -                20,000
Issuance of stock under consulting
  agreement ($0.04 per share)                              -                 -               285,000
Net loss - 1996                                            -               (372,500)        (372,500)
Issuance of stock under consulting
  agreements ($1.00 per share)                             -                 -               750,000
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                               -                 -               613,000
Offering costs                                             -                 -               (50,000)
Comprehensive income:
  Net loss - 1997                                          -             (1,267,567)      (1,267,567)       $(1,267,567)
                                                      ----------        -----------      -----------        -----------
Balance - December 31, 1997                           $    -            $(1,640,067)     $   (20,837)       $(1,267,567)
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





              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

       FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002

                                                                               Common Stock                 Additional
                                                                        -------------------------            Paid-in
                                                                          Shares         Amount              Capital
                                                                        ----------     ----------           ----------

Year Ended December 31, 1998:
----------------------------

Balance - January 1, 1998, as previously
  reported                                                              15,461,500       $    1,546         $1,617,684
Effect of Cetoni pooling-of-interests                                    5,000,000              500             27,245
                                                                        ----------       ----------         ----------
Balance - January 1, 1998, restated                                     20,461,500            2,046          1,644,929

Comprehensive income:
  Net loss, restated for Cetoni
    pooling-of-interests                                                     -                -                  -
  Other comprehensive income, net of
    tax:
      Translation adjustments                                                -                -                  -
      Unrealized gains                                                       -                -                  -
                                                                        ----------       ----------         ----------
Balance - December 31, 1998, Restated                                   20,461,500       $    2,046         $1,644,929
                                                                        ==========       ==========         ==========

                                                                          Deficit
                                                      Accumulated       Accumulated         Total
                                                         Other           During the      Stockholders'
                                                     Comprehensive      Development         Equity          Comprehensive
                                                     Income (Loss)         Stage         (Deficiency)       Income (Loss)
                                                     -------------      -----------      ------------       -------------
Year Ended December 31, 1998:
----------------------------

Balance - January 1, 1998, as previously
  reported                                            $    -            $(1,640,067)     $   (20,837)
Effect of Cetoni pooling-of-interests                     36,122           (512,769)        (448,902)
                                                      ----------        -----------      -----------
Balance - January 1, 1998, restated                       36,122         (2,152,836)        (469,739)
Comprehensive income:
   Net loss, restated for Cetoni
     pooling-of-interests                                  -               (795,568)        (795,568)        $ (795,568)
   Other comprehensive income, net of
     tax:
       Translation adjustments                           (54,137)            -               (54,137)           (54,137)
       Unrealized gains                                    -                 -                 -                  -
                                                      ----------        -----------      -----------         ----------
Balance - December 31, 1998, Restated                 $  (18,015)       $(2,948,404)     $(1,319,444)        $ (849,705)
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





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002

                                                                              Common Stock                  Additional
                                                                        -------------------------            Paid-in
                                                                          Shares         Amount              Capital
                                                                        ----------     ----------           ----------

Year Ended December 31, 1999:
----------------------------

Balance - January 1, 1999                                               20,461,500       $    2,046         $1,644,929

Cancellation of shares issued to founders                               (6,795,000)            (679)               679
Stock issued pursuant to employment and
  consulting agreements                                                  1,009,411              101          1,009,310
Value assigned to stock options issued in
  connection with consulting agreement                                       -                -                 61,000
Value assigned to 770,000 warrants issued
  in connection with convertible debt                                        -                -                531,000
Comprehensive income:
   Net loss                                                                  -                -                  -
   Other comprehensive income, net of
     tax:
       Foreign currency translation
         adjustments                                                         -                -                  -
       Unrealized gains                                                      -                -                  -
                                                                        ----------       ----------         ----------
Balance - December 31, 1999                                             14,675,911       $    1,468         $3,246,918
                                                                        ==========       ==========         ==========

                                                                          Deficit
                                                      Accumulated       Accumulated         Total
                                                         Other          During the       Stockholders'
                                                     Comprehensive      Development         Equity          Comprehensive
                                                     Income (Loss)         Stage         (Deficiency)       Income (Loss)
                                                     -------------      -----------      ------------       -------------

Year Ended December 31, 1999:
----------------------------

Balance - January 1, 1999                             $  (18,015)       $(2,948,404)     $(1,319,444)

Cancellation of shares issued to
  founders                                                 -                 -                 -
Stock issued pursuant to employment and
  consulting agreements                                    -                 -             1,009,411
Value assigned to stock options issued
  in connection with consulting
  agreement                                                -                 -                61,000
Value assigned to 770,000 warrants
  issued in connection with convertible
  debt                                                     -                 -               531,000
Comprehensive income, net of tax:
  Net loss                                                 -               (748,936)        (748,936)       $ (748,936)
  Other comprehensive income, net of
    tax:
     Foreign currency translation
       adjustments                                        92,899             -                92,899            92,899
     Unrealized gains on securities                    1,117,500             -             1,117,500         1,117,500
                                                      ----------        -----------      -----------        ----------
Balance - December 31, 1999                           $1,192,384        $(3,697,340)     $   743,430        $  461,463
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





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002

                                                                                                              Accumulated
                                                                    Common Stock             Additional          Other
                                                               -----------------------        Paid-in        Comprehensive
                                                                 Shares       Amount          Capital        Income (Loss)
                                                               ----------   ----------       ----------      -------------

Year Ended December 31, 2000:
----------------------------

Balance - January 1, 2000                                      14,675,911     $    1,468     $3,246,918      $ 1,192,384

Stock options exercised                                           120,000             12         59,988           -
Shares issued for acquisition of
  Aberdeen                                                        400,000             40        499,960           -
Compensatory issuance of stock                                    218,000             22        287,486           -
Value assigned to stock options
  issued in connection with
  consulting agreements                                             -              -            472,500           -
Value assigned to stock as
  additional consideration for
  financing activities                                            713,571             71        222,788           -
Issuance of stock to retire debt
  from related party                                           13,054,393          1,305      1,558,695           -
Issuance of stock to officers for
  bonus                                                           100,000             10         20,190           -
Amortization of unearned financing
  costs                                                             -              -              -
Comprehensive income:
  Net loss                                                          -              -              -
  Other comprehensive income
    (loss), net of tax:
      Foreign currency translation
       adjustments                                                  -              -              -               69,578
      Unrealized holding losses
       arising during the year, net
       of taxes of $453,000                                         -              -              -             (687,825)
      Less: Reclassification
             adjustments for
             gains included in net
             loss, net of taxes of
             $151,000                                               -              -              -             (279,375)
                                                               ----------     ----------     ----------      -----------
Balance - December 31, 2000                                    29,281,875     $    2,928        $6,368,525   $   294,762
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





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002

                                                Deficit
                                              Accumulated                                        Total
                                              During the         Unearned      Receivable     Stockholders'
                                              Development       Financing      on Sale of        Equity          Comprehensive
                                                Stage             Costs          Stock        (Deficiency)       Income (Loss)
                                              -----------       ----------     ----------     ------------       -------------

Year Ended December 31, 2000:
----------------------------

Balance - January 1, 2000                     $(3,697,340)      $   -          $   -          $   743,430

Stock options exercised                            -                -            (45,000)          15,000
Shares issued for acquisition of
  Aberdeen                                         -                -              -              500,000
Compensatory issuance of stock                     -                -              -              287,508
Value assigned to stock options
  issued in connection with
  consulting agreements                            -                -              -              472,500
Value assigned to stock as
  additional consideration for
  financing activities                             -             (222,859)         -               -
Issuance of stock to retire debt
  from related party                               -                -              -            1,560,000
Issuance of stock to officers for
  bonus                                            -                -              -               20,200
Amortization of unearned financing
  costs                                            -               54,603          -               54,603
Comprehensive income:
  Net loss                                    (3,368,644)           -              -           (3,368,644)       $(3,368,644)
  Other comprehensive income
   (loss), net of tax:
     Foreign currency translation
       adjustments                                 -                -              -               69,578             69,578
     Unrealized holding losses
       arising during the year,
       net of taxes of $453,000                    -                -              -             (687,825)          (687,825)
     Less: Reclassification
            adjustments for gains
            included in net loss,
            net of taxes of
            $151,000                               -                -              -             (279,375)          (279,375)
                                              -----------       ---------      ---------      -----------        -----------
Balance - December 31, 2000                   $(7,065,984)      $(168,256)     $ (45,000)     $  (613,025)       $(4,266,266)
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





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002

                                                                                                                      Accumulated
                                                                         Common Stock               Additional           Other
                                                                    ------------------------         Paid-in          Comprehensive
                                                                      Shares       Amount            Capital          Income (Loss)
                                                                    -----------   ----------        -----------       -------------
Year Ended December 31, 2001:
----------------------------

Balance - January 1, 2001                                            29,281,875      $    2,928     $ 6,368,525        $   294,762

Value assigned to stock as additional
  consideration for financing
  activities                                                          3,015,000             301       1,529,048              -
Issuance of stock for 4,590,000
  shares of Nurescell Inc.                                            4,590,000             459       1,660,091              -
Issuance of stock to retire debt from
  related party                                                       3,336,745             334         527,539              -
Compensatory issuance of stock                                          500,000              50         168,700              -
Issuance of stock on conversion of loan
  from officer                                                          344,788              34          54,511              -
Issuance of stock for accrued expenses                                  316,056              32          49,968              -
Value assigned to stock options issued
  in connection with consulting
  agreement                                                              -                -              37,500              -
Cashless exercise of warrants                                            67,857               7              (7)             -
Issuance of stock on conversion of loan
  and accrued interest                                                1,695,374             170         577,030              -
Issuance of stock for accrued interest
  on promissory notes                                                    61,844               6          22,178              -
Compensatory issuance of stock                                        1,381,826             139         356,885              -
Issuance of stock to employees as a
  sign-on bonus                                                          75,000               8          18,743              -
Issuance of stock for legal fees                                        477,429              47         112,714              -
Proceeds from sale of minority interest
  in Reseal, Ltd.                                                        -                -             275,000              -
Value assigned to stock options issued
  in connection with consulting
  agreement                                                              -                -              10,000              -
Amortization of unearned financing
  costs                                                                  -                -              -                   -
Comprehensive income:
  Net loss                                                               -                -              -                   -
  Other comprehensive income (loss),
    Net of tax:
      Foreign currency transaction
        adjustment                                                       -                -              -                 (5,824)
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                                                 -                -              -               (178,663)
                                                                    ----------       ----------     -----------       -----------
Balance - December 31, 2001                                         45,143,794       $    4,515     $11,768,425       $   110,275
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





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002

                                                    Deficit
                                                   Accumulated                                   Total
                                                   During the     Unearned    Receivable      Stockholders'
                                                   Development    Financing   on Sale of         Equity          Comprehensive
                                                     Stage          Costs       Stock         (Deficiency)       Income (Loss)
                                                   -----------   ----------   ----------      ------------       -------------

Year Ended December 31, 2001:
----------------------------

Balance - January 1, 2001                          $(7,065,984)  $ (168,256)  $  (45,000)     $  (613,025)

Value assigned to stock as additional
  consideration for financing
  activities                                             -       (1,529,350)        -               -
Issuance of stock for 4,590,000
  shares of Nurescell Inc.                               -             -            -           1,660,550
Issuance of stock to retire debt
  from related party                                     -             -            -             527,873
Compensatory issuance of stock                           -             -            -             168,750
Issuance of stock on conversion of
  loan from officer                                      -             -            -              54,545
Issuance of stock for accrued expenses                   -             -            -              50,000
Value assigned to stock options issued
  in connection with consulting
  agreement                                              -             -            -              37,500
Cashless exercise of warrants                            -             -            -               -
Issuance of stock on conversion of
  loan and accrued interest                              -             -            -             577,200
Issuance of stock for accrued interest
  on promissory notes                                    -             -            -              22,184
Compensatory issuance of stock                           -             -            -             357,023
Issuance of stock to employees as a
  sign-on bonus                                          -             -            -              18,750
Issuance of stock for legal fees                         -             -            -             112,762
Proceeds from sale of minority
  interest in Reseal, Ltd.                               -             -            -             275,000
Value assigned to stock options issued
  in connection with consulting
  agreement                                              -             -            -              10,000
Amortization of unearned financing
  costs                                                  -        1,405,402         -           1,405,402
Comprehensive income:
  Net loss                                          (7,629,616)        -            -          (7,629,616)       $(7,629,616)
  Other comprehensive income (loss),
    net of tax:
      Foreign currency transaction
        adjustment                                       -             -            -              (5,824)            (5,824)
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                                 -             -            -            (178,663)          (178,663)
                                                   ------------  ----------   ----------      -----------        -----------
Balance - December 31, 2001                        $(14,695,600) $ (292,204)  $  (45,000)     $(3,149,589)       $(7,814,103)
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





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002

                                                                                                                      Accumulated
                                                                         Common Stock               Additional           Other
                                                                    ------------------------         Paid-in          Comprehensive
                                                                      Shares       Amount            Capital          Income (Loss)
                                                                    -----------   ----------        -----------       -------------

For the Year Ended December 31, 2002:
------------------------------------

Balance - December 31, 2001                                         45,143,794       $    4,515     $11,768,425        $  110,275

Value assigned to stock as additional
  consideration for financing
  activities                                                           833,306               83         285,139            -

Issuance of stock for legal fees                                     2,711,791              272         854,845            -

Proceeds from sale of minority interest
  in Reseal, Ltd.                                                        -                -             125,000            -

Cashless exercise of warrants                                           16,374                1              (1)           -

Compensatory issuance of stock                                         250,000               25         344,975            -

Issuance of stock for consulting fees                                  400,000               40         227,960            -

Value assigned to options issued for
  consultant                                                             -                -              50,679            -

Issuance of stock for finder's fee                                      50,000                5          10,195            -

Issuance of stock for loan incentive                                   100,000               10          17,990            -

Amortization of unearned financing costs                                 -                -              -                 -

Exercise of stock options                                              145,328               15          20,985            -

Comprehensive Income:
Net loss                                                                 -                -              -                 -
  Other comprehensive income (loss), net of tax:
      Foreign currency transaction adjustment                            -                -              -                (17,225)
      Reclassification adjustment for gains
        included in net loss                                             -                -              -                 28,363
                                                                    ----------       ----------     -----------        ----------
Balance - December 31, 2002                                         49,650,593       $    4,966     $13,706,192        $  121,413
                                                                    ==========       ==========     ===========        ==========

                The accompanying notes are an integral part of these consolidated financial statements.





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2002

                                                    Deficit
                                                   Accumulated                                        Total
                                                   During the      Unearned        Receivable      Stockholders'
                                                   Development     Financing       on Sale of         Equity          Comprehensive
                                                     Stage           Costs           Stock         (Deficiency)       Income (Loss)
                                                   -----------    ----------       ----------      ------------       -------------

For the Year Ended December 31, 2002:
------------------------------------

Balance - December 31, 2001                        $(14,695,600)  $ (292,204)      $  (45,000)     $(3,149,589)             -

Value assigned to stock as additional
  consideration for financing
  activities                                             -          (285,222)           -                -                  -

Issuance of stock for legal fees                         -             -                -              855,117              -

Proceeds from sale of minority
  interest in Reseal, Ltd.                               -             -                -              125,000              -

Cashless exercise of warrants                            -             -                -                -                  -

Compensatory issuance of stock                           -             -                -              345,000              -

Issuance of stock for consulting fees                    -             -                -              228,000              -

Value assigned to options issued for
  consultant                                             -             -                -               50,679              -

Issuance of stock for finder's fee                       -             -                -               10,200              -

Issuance of stock for loan incentive                     -             -                -               18,000              -

Amortization of unearned financing costs                 -           577,426            -              577,426              -

Exercise of stock options                                -             -                -               21,000              -

Comprehensive Income:
  Net loss                                           (6,757,720)       -                -           (6,757,720)        (6,757,720)
    Other comprehensive income (loss),
      net of tax:
        Foreign currency transaction
          adjustment                                     -             -                -              (17,225)           (17,225)
        Reclassification adjustment for
          gains included in net loss                     -             -                -               28,363             28,363
                                                   ------------   ----------       ----------      -----------        -----------
Balance - December 31, 2002                        $(21,453,320)  $    -           $  (45,000)     $(7,665,749)       $(6,746,582)
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





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          For the Period
                                                                       For the Years Ended                from Inception
                                                                           December 31,                 (October 25, 1995)
                                                                   ---------------------------            to December 31,
                                                                       2002            2001                   2002
                                                                   ------------    -----------          -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(6,757,720)      $(7,629,616)           $(21,453,320)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc.                       -                850,431                 850,431
      Writedown of equity investment in Nurescell
        Inc.                                                            -                810,119                 810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license                    -                (79,493)               (405,432)
      Acquisition of Aberdeen                                           -                 -                      650,000
      Loss (gain) on sale of marketable securities                    (100,818)           41,287                (875,156)
      Extraordinary gain                                                -                 -                   (3,349,688)
      Stock-based compensation                                       1,506,996           654,523               5,112,138
      Interest and amortization of debt issuance
        costs                                                          577,426         1,405,402               3,105,622
      Research and development costs                                    -                 -                      437,368
      Depreciation and amortization                                    176,875           291,685                 702,595
      Loss on impairment of license fee                                566,667            -                      566,667
      Cumulative translation adjustment                                (17,225)           (5,824)                121,413
  Changes in assets (increase) decrease:
      Prepaid expenses and other assets                                (21,973)         (111,020)               (186,766)
  Changes in liabilities increase (decrease):
      Accrued liabilities                                            2,441,178         1,475,299               5,504,645
                                                                   -----------       -----------            ------------
    Net Cash Used in Operating Activities                           (1,628,594)       (2,297,207)             (8,409,364)
                                                                   -----------       -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                (119,689)          (85,126)               (472,337)
  Proceeds from sale of marketable securities                          332,095         1,330,561               3,012,656
                                                                   -----------       -----------            ------------
    Net Cash Provided by Investing Activities                          212,406         1,245,435               2,540,319
                                                                   -----------       -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options                                     21,000            -                       36,000
  Proceeds from issuance of common stock                                -                 -                      641,975
  Offering costs                                                        -                 -                      (50,000)
  Proceeds from loans and notes                                        512,000         1,918,986               3,144,557
  Repayment of loans and notes                                        (293,012)         (220,000)               (513,012)
  Proceeds from convertible debentures                                  -                 -                      750,000
  Financing costs                                                       -                 -                      (75,000)
  Due from/to related parties, net                                   1,015,094          (800,703)              2,156,672
  Payments under capital lease obligations                             (10,538)          (11,782)                (20,683)
  Repayment of license fee payable                                      -               (155,956)               (594,568)
  Proceeds from sale of minority interest in
    Reseal, Ltd.                                                       125,000           275,000                 400,000
                                                                   -----------       -----------            ------------
    Net Cash Provided by Financing Activities                        1,369,544         1,005,545               5,875,941
                                                                   -----------       -----------            ------------
(Decrease) Increase in Cash                                            (46,644)          (46,227)                  6,896

Cash - Beginning of Year                                                53,540            99,767                  -
                                                                   -----------       -----------            ------------
Cash - End of Year                                                 $     6,896       $    53,540            $      6,896
                                                                   ===========       ===========            ============

                The accompanying notes are an integral part of these consolidated financial statements.





                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          For the Period
                                                                       For the Years Ended                from Inception
                                                                           December 31,                 (October 25, 1995)
                                                                   ---------------------------            to December 31,
                                                                       2002            2001                   2002
                                                                   ------------    -----------          -------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                                       $    10,021       $    40,404            $    152,098
                                                                   ===========       ===========            ============
    Income taxes                                                   $    -            $    -                 $     -
                                                                   ===========       ===========            ============

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
-----------------------------------------------
  ACTIVITIES:
  ----------

  Equipment purchased under capital lease
    obligations                                                    $    21,001       $    -                 $     58,306
                                                                   ===========       ===========            ============
  Convertible debentures and interest assumed by
    Eurotech                                                       $    -            $    -                 $  1,212,188
                                                                   ===========       ===========            ============
  Debt converted to equity                                         $    -            $   684,545            $  2,244,545
                                                                   ===========       ===========            ============
  Accrued expenses converted to equity                             $    -            $   129,646            $    129,646
                                                                   ===========       ===========            ============
  Loans from related parties converted to equity                   $    -            $   467,873            $    467,873
                                                                   ===========       ===========            ============

                The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-14

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 - BUSINESS AND CONTINUED OPERATIONS

Organization and Description of Business
----------------------------------------

Advanced Technology Industries, Inc. ("ATI" or the "Company") was incorporated under the laws of the State of Delaware on October 25, 1995. The Company was organized to identify, assess and commercialize technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating in Russia, Germany and Israel. ATI is a development-stage company and as such has no revenue or earnings from operations.

The accompanying consolidated financial statements include the accounts of ATI and its Subsidiaries, Cetoni Umwelttechnologie Entwicklungs GmbH ("Cetoni"), ATI Nuklear AG ("ATI Nuklear") (previously Nurescell AG) and Reseal, Ltd. ("Reseal"), collectively referred to as "the Company."

Cetoni and ATI Nuklear are 100% owned subsidiaries and Reseal is a 96% owned subsidiary.

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

On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During June 2001, ATI acquired the remaining 51% interest in Nurescell AG and during July 2001, Nurescell AG changed its name to ATI Nuklear AG. ATI Nuklear is a development-stage company focused on developing nuclear waste remediation technologies. Since inception, ATI Nuklear had no revenues or earnings from operations.

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., which was incorporated under the laws of the State of Delaware. Reseal is a development-stage company organized to commercialize its proprietary "reseal-able" packaging systems technology. This patented system for re-sealing "pop-top" cans for both soft drinks and beer has been developed and Reseal believes it is ready for commercial introduction. Since inception Reseal had no revenue or earnings from operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Going-Concern and Management's Plan
-----------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2003. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of December 31, 2002, the Company had an accumulated deficit since inception of $21,453,320 and a working capital deficiency and stockholders' deficiency of approximately $7,955,000 and $7,967,000, respectively.

Management's business plan will require additional financing. To support its operations during 2002, the Company borrowed monies from investors and certain stockholders in the amount of $1,234,082, sold a minority interest in its subsidiary Reseal for $125,000 (see Note 2) and received $21,000 for the exercise of stock options. The Company is exploring other financing alternatives, including private placements and selling a portion of the Company to an outside party (see Note 3).

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2003. No assurance can be given that the Company can continue to obtain any working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ATI and all of its wholly-owned and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings of companies 50% or less.

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

At December 31, 2002, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

                                                    %            Country of
                                                  Owned          Operations
                                                 -------         ----------

         Flexitech, Ltd. ("Flexitech")            20.00%           Israel
         Pirocat, Ltd. ("Pirocat")                20.00%           Israel
         Nurescell Inc.                           28.58%           USA
         Sibconvers                               50.00%           Russia
         Container Engineering, Ltd.              50.00%           Russia

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The recorded carrying values of accounts receivable, accounts payable and other long-term obligations approximate the fair values of such financial instruments.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be creditworthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Investments in Marketable Securities
------------------------------------

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in debt and Equity Securities". This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit or loss. Otherwise, such unrealized gains and losses are charged or credited to comprehensive income.

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. All securities held by the Company, covered by SFAS No. 115, were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments are determined on a specific identification basis.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets, generally two to ten years. Amortization of leasehold improvements is provided for on the straight-line basis over the lesser of the estimated useful lives of the improvements or the initial term of the lease. Gain or loss is recognized upon sale or other disposition of property and equipment.

Major repairs or replacements of property, plant and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

Licensing Fees
--------------

Licenses for exclusive marketing rights to various products have been acquired from a related party.

Licensing fees are being amortized on a straight-line basis over 5 years. The balance of the capitalized license fee of $566,667 was written-off during 2002 (See note 7).

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, " Accounting for the Impairment or Disposal on Long-Lived Assets." The Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

During the year ended December 31, 2001, the Company recorded an impairment loss of $810,119 related to the equity investment in Nurescell USA. The Company recorded the loss because it had determined that the investment in Nurescell Inc. had become impaired due to the decline in the value of the security.

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. There were no advertising expenses for the years ended December 31, 2002 and 2001.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

Research and Development
------------------------

In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation for employees in accordance with Accounting Principals Board ("APB") No. 25 and Financial Interpretation No.44. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)
------------------------

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No.123". This statement amends SFAS No.123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No.148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS No.148 for the fiscal year ended December 31, 2002.

The addition disclosures required by SFAS No. 148 are as follows:

                                                                                    December 31,
                                                                                2002              2001
                                                                             -----------       -----------
       Net loss applicable to common stockholders, as reported               $(6,757,720)      $(7,629,616)
       Add:  Stock-based employee compensation expense
               included in reported net loss applicable to
               common stockholders                                                -                 -
       Less: Total stock-based employee compensation expense
               determined under the fair value-based method of
               all awards                                                         -                 -
                                                                             -----------       -----------
       Proforma Net Loss Applicable to Common Stockholders                   $(6,757,720)      $(7,629,616)
                                                                             ===========       ===========
       Net loss applicable to common stockholders per basic and dilutive shares:
           As reported                                                             $(.14)            $(.20)
                                                                                   =====             =====
           Proforma                                                                $(.14)            $(.20)
                                                                                   =====             =====

Translation of Foreign Currencies
---------------------------------

The U.S. dollar is the functional currency for all of the Company's businesses, except its operations in Germany and Russia. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each year, and revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of equity.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share of Common Stock
----------------------------------------

Basic net earnings (losses) per share of common stock are computed by dividing earnings (losses) available to common stockholders by the weighted average number of common shares outstanding during the periods presented.

Diluted net earnings (losses) per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock.

Common stock equivalents, consisting of options and warrants, discussed in Note 13, were not included in the calculation of diluted loss per share because their inclusion would have had been anti-dilutive.

Deferred and Unearned Financing Costs
-------------------------------------

Financing costs in connection with the Company's debt offerings are being amortized over the expected life of the obligations.

Business Segment
----------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in two segments (see Note 15).

Gains on Issuance of Stock by Subsidiaries
------------------------------------------

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. If at that time the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there a question as to the subsidiary's ability to continue in existence, the Company records the increase in its consolidated statements of operations. Otherwise, the increase is reflected in additional paid-in capital in the Company's consolidated statements of stockholders' deficiency. During the year ended December 31, 2002 and 2001, the Company's sales of minority interest in its Reseal subsidiary for $125,000 and $275,000, respectively, were all credited to paid-in capital as Reseal was classified as a development stage company.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130, "Accounting for Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

Accumulated other comprehensive income, at December 31, 2002, consists of foreign currency translation adjustments in the amount of $121,413.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations, if any.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LETTER OF INTENT TO ACQUIRE COMPANY'S STOCK

On October 16, 2002, the Company signed a letter of intent ("LOI") with LTD Network, Inc.("LTDN"), a Delaware corporation with offices in San Francisco, California and Melbourne, Australia, which operates specialty e-commerce sites and has developed a range of proprietary software products that are designed to facilitate and enhance the purchasing experience of both its own customers and those of leading internet companies that will utilize the products under joint venture or licensing arrangements ("LTDN"). Under the terms of the LOI, LTDN will acquire at least a 58% interest in the Company, including its technologies, for $5 million, less the aggregate amount of funds invested in the Company by LTDN, prior to closing. It is anticipated that this transaction will be treated as a reverse merger.

The Company anticipates the transaction will close during the third quarter of 2003. However, there can be no assurance that the transaction will close by that date, or at all, or on the original terms detailed in the LOI. The closing is subject to numerous conditions, including the satisfactory completion of due diligence by LTDN, the determination of the number of shares of common stock to be issued in any such transaction and the negotiation and execution of a definitive merger agreement. The failure by either party to meet any of the conditions could cause the transaction to be terminated.

Pursuant to the LOI, LTDN has invested over $332,000 in the Company under a secured promissory note as of December 31, 2002. The obligations under the promissory note are secured by the Star Can patents of the Company and Cetoni. The Star Can patents are for the Company's resealable can technology.In the event that LTDN provides loans to the Company in excess of $500,000, additional security may be required in the form of other patents of the Company and its subsidiaries and/or shares of common stock of the Company. Subject to the Company's compliance under the LOI or such promissory note, in the event that LTDN fails to loan $500,000 to the Company by January 30, 2003, then LTDN has agreed to release the security interest in all the patents, including the Star Can patents, and in the event that LTDN does not invest $5,000,000, less the aggregate amount of funds invested under the secured promissory note at the time of the proposed transaction between ATI and LTDN as contemplated by the LOI, or LTDN determines not to proceed with such transaction, then LTDN has agreed to exchange its security interest in the patents, including the Star Can patents, for shares of the Company's common stock.

On November 28, 2002, the Company and LTDN amended the terms of the LOI, pursuant to which ATI has agreed to pay LTDN a break-up fee, consisting of the Star Can patents, in the event ATI chooses not to proceed with a transaction, or the Company is unable to issue a majority of its shares to LTDN in connection with any such transaction. The Star Can Patents are covered by a Pledge and Security Agreement, dated November 27, 2002, between ATI, LTDN, Reseal and Cetoni. This break-up fee is not payable to LTDN in the event LTDN does not provide loans to the Company in an aggregate amount of at least $500,000 by January 31, 2003, LTDN does not provide additional loans to the Company in an aggregate amount of at least $500,000 by March 30, 2003 or LTDN determines not to, or is unable to, consummate a transaction.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LETTER OF INTENT TO ACQUIRE COMPANY'S STOCK (Continued)

On March 30, 2003, the Company and LTDN further amended the terms of the LOI. Under this amendment to the LOI, in the event ATI chooses not to proceed with the Acquisition, or ATI is unable to issue a majority of its shares to LTDN in connection with the Acquisition, ATI has agreed to pay LTDN a break-up fee, consisting of the Star Can patents in all jurisdictions. As part of the extension of the term of the LOI, the parties to the LOI have revised the conditions under which such break-up fee is payable. Such break-up fee is only payable if LTDN is willing and able to proceed with the Acquisition at the time ATI is in breach under the LOI, LTDN has loaned to ATI at least $500,000 by April 30, 2003 and LTDN has loaned to ATI at least an additional $500,000 by June 30, 2003. LTDN only needs to provide the additional $500,000 by June 30, if at least the greater of 50% of the outstanding indebtedness of ATI and its subsidiaries (other than indebtedness to LTDN) as of March 31, 2003, or $3,400,000 of such indebtedness, (i) has been converted, or is subject to an agreement to be converted, on or prior to the closing of the merger with LTDN, to shares of ATI common stock, or (ii) has been cancelled, or is subject to an agreement to be cancelled on or prior to the closing of the Acquisition, in connection with a settlement, but only to the extent such indebtedness is forgiven and is not required to be repaid. Through April 14, 2003, LTDN has loaned the Company a total of $500,000.

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

The investment was paid in installments of $15,000, to each company, due in April of 1999, October of 1999, April of 2000 and October of 2000. In connection with these investments, the Company also has obtained an option to purchase an additional 20% to 25% of the common equity for a sum to be determined in the future, which options are exercisable for a period of 90 days commencing after the first year of the development period (generally two years from registration as an Israeli corporation). During the development period, the sale or other transfer of 25% or more of the inventor's equity of each of Flexitech and Pirocat requires the consent of the Chief Scientist of the Israeli Ministry of Commerce and Technology. The Company's options to acquire additional common equity of the Israeli technology companies are exercisable within such two-year periods and any acquisition of the common equity purchasable thereunder will, therefore, require the Chief Scientist's consent. The agreements require the Company to pay royalties on future revenue generated from the commercialization of the technologies developed by these Israeli companies.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITIONS (Continued)

Investments in Israeli Technology Companies (Continued)
-------------------------------------------

The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses, which reduced the Company's investment in these two companies to zero.

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

In addition, Nurescell AG and Nurescell US executed a license agreement granting an exclusive license to Nurescell AG in the countries of the former Soviet Union, the continent of Europe and the British Isles to manufacture and market a proprietary technology owned by Nurescell US. The technology being licensed is defined in the license agreement by Nurescell US as a material for shielding and internment of radioactive materials, radioactive waste, as well as providing attenuation of x-ray energy. The license term is until August 15, 2020, or when certain patents expire, which have been applied for by Nurescell US, whichever occurs later.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITIONS (Continued)

ATI Nuklear AG (Formerly known as Nurescell AG) (Continued)
----------------------------------------------

The license agreement provides for the payment of a license fee of $1,000,000 to Nurescell US, which sum is to be paid in four installments of $250,000, commencing upon execution of the agreement and continuing each quarter thereafter. ATI advanced payments of $594,568 against the license fee directly to Nurescell US. ATI funded $1,068,163 of expenses on behalf of Nurescell AG, which was used to fund the operating expenses of Nurescell AG. Nurescell AG reduced the monies due Nurescell US by $405,432, representing the Nurescell US share of the funding.

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

In addition, under the terms of this modified agreement, Nurescell US has agreed to assign to ATI all ownership in Nurescell AG, which has been renamed to ATI Nuklear AG. Nurescell US has agreed to repay to ATI all monies that ATI has previously paid to, or on behalf of, Nurescell US for its acquisition of a 49% interest in Nurescell AG. As part of the agreement, the Company agreed to continue to finance certain amounts of Nurescell US continued monthly operations on a non-interest bearing basis, advancing a total of $114,946 through December 31, 2002. Nurescell US has executed a convertible promissory note for the above monies due to ATI. Principal and interest on this note is due and payable on demand. The principal and interest may be converted by ATI into shares of the common stock of Nurescell US. Interest is payable at the rate of 10% per annum.

As of December 31, 2002, the Company, Nurescell US and ATI Nuklear AG entered into another agreement pursuant to which, among other things, (i) Nurescell US was released from any and all past, present, and future obligations, whether past due or otherwise, with respect to the funding of ATI Nuklear AG, (ii) Nurescell US agreed that all payments required of ATI Nuklear AG pursuant to the License Agreement (other than 8% royalty payments) were deemed paid in full, and
(iii) Nurescell US executed a $1 million convertible promissory note payable to ATI Nuklear AG. The principal and interest may be converted by ATI into shares of common stock of Nurescell US. Interest is payable at the rate of 10% per annum. The note is secured by (i) 15,000,000 shares of Nurescell US' common stock, (ii) a first priority security interest in Nurescell US' technology and
(iii) all royalties from ATI Nuklear AG.

The $1,000,000 convertible note was recorded net of a valuation allowance of $1,000,000.In March 2003, pursuant to an agreement, the $1,000,000 note will be exchanged for the licensed technology. This exchange is expected to close during the third quarter of 2003 (See note 16).

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

On April 16, 2001, the Company entered into an agreement to purchase 1,090,000 shares of Nurescell US common stock from one of its stockholders in exchange of 1,090,000 shares of the Company's common stock valued at $566,800.

As of December 31, 2002, the Company owns 4,590,000 shares of Nurescell US constituting approximately 28.58% of the outstanding shares of Nurescell US.

As of December 31, 2001, the Company has recorded equity losses and amortization of goodwill related to its investment in Nurescell US in the amount of $850,431. During December 2001, the Company recorded an impairment loss of $810,119 in connection with Nurescell Inc. common stock which reduced its investment in Nurescell US to zero.

Sibconvers
----------

The Company entered into an agreement with a Russian group to form a company called Sibconvers under Russian law, in which each has a 50% interest. The Company and the Russian group are to initially fund Sibconvers with 50,000 roubles each payable in cash within one year. This company will pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the conversion of Russian nuclear defense industries into high tech non-defense and nuclear remediation enterprises and to re-train nuclear and military researchers, technicians and engineers employed in these industries. These industries are primarily located in the closed "Nuclear Cities" situated in Siberia.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITIONS (Continued)

Reseal, Ltd.
-----------

During 1999, the Company's German subsidiary acquired from Eurotech the rights to a certain resealable can technology for $150,000 in cash and $345,000 paid on September 30, 2000. This product was originally developed by Cetoni. The purchase price of $495,000 was charged to research and development expenses during the year ended December 31, 1999. The purchase price was paid in full in July of 2000. On June 8, 2001, ATI formed a new entity, Reseal, Ltd., to commercialize its "Reseal-able" packaging systems technology. In December 2001, the Company entered into an agreement, whereby it sold a 2.75% equity stake in Reseal to an accredited investor for $275,000. In January 2002, the Company entered into an agreement with the same accredited investors to sell an additional 1.25% equity stake in Reseal for $125,000.

Container Engineering, Ltd.
---------------------------

During March 2001, the Company entered into an agreement with a Russian group to form a joint-stock company called Container Engineering, Ltd., in which the Company has a 50% interest. Container Engineering, Ltd. was incorporated in accordance to Russian law. Container Engineering, Ltd. was formed to manufacture silicon carbide technologies developed by Russian scientists. There has been no substantial activity to date.

NOTE 5 - SECURITIES AVAILABLE-FOR-SALE

During the year ended December 31, 2002, the Company disposed of all 216,700 shares of its Eurotech restricted common stock resulting in a gain of $100,818.

NOTE 6 - PROPERTY AND EQUIPMENT

Equipment at December 31, 2002 consisted of the following:

        Machinery and equipment                                  $ 222,071
        Transportation equipment                                   153,489
        Office furniture and fixtures                              167,675
        Software                                                    13,615
                                                                 ---------
                                                                   556,850
        Less: Accumulated depreciation                             316,470
                                                                 ---------
                                                                 $ 240,380
                                                                 =========

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $26,875 and $91,685, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - WRITE-DOWN OF LICENSE FEE

At the end of the third quarter of 2002, management concluded that certain conditions and events were such that impairment testing was required to be performed with respect to the license acquired in the Nurescell US transactions. Due to the absence of current sales and sales contracts and funding available to the Company, the Company recorded a loss from impairment related to the license agreement of $566,667 in the accompanying consolidated statement of operations for the quarter ended September 30, 2002.

The following table presents the carrying amounts of the license fee at December 31, 2002 and 2001:

                                                 2002               2001
                                              ----------         ----------

       License fee                            $1,000,000         $1,000,000
       Less:  Accumulated amortization           433,333            283,333
       Less:  Loss from impairment               566,667              -
                                              ----------         ----------
             Total                            $    -             $  716,667
                                              ==========         ==========

NOTE 8 - LOANS AND NOTES PAYABLE

During the year ended December 31, 2000, the Company's Board of Directors approved a private placement of its debt securities in an amount up to $1,500,000. Interest on such debt securities is cumulative at a rate of 1% per month. The Company has the option to pay the interest in cash or restricted stock. If the option is exercised by the Company to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. As additional consideration, each lender shall receive one share of the common stock for each $1.00 loaned to the Company. As of December 31, 2000, the Company received an aggregate amount of $713,571 from four investors. Accordingly, the Company issued 713,571 shares of its common stock to such investors valued at $222,859. The Company amortized the $222,859 as interest expense over the six-month period ending April 2001.

During April 2001, various obligations on the above notes payable, totalling $343,571 of principal were satisfied by the issuance of 1,365,259 shares of common stock. On May 1, 2001, the Company repaid $220,000 of principal to an investor. The maturity date of the remaining promissory notes, totalling $150,000, was extended to March 1, 2002. During April 2002, the maturity date of the remaining promissory notes, totalling $150,000, was extended to June 1, 2002. As consideration for entering into these agreements, the investor received two shares of the Company's common stock for each $1.00 loaned to the Company (300,000 shares). In addition, the investor may be repaid in cash or in the Company's common stock. The price per share for purposes of computing the conversion ratio shall be $0.25 per share. The maturity date of the remaining promissory notes, totaling $150,000, was extended to June 15, 2003.

             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOANS AND NOTES PAYABLE (Continued)

During May 2001, the Company borrowed $100,000 from an individual and issued a promissory note, which provides that the loan is due in three months and provides for interest at the rate 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The loan's maturity date was extended to March 1, 2002 and as consideration for entering into this agreement, the individual received an additional 200,000 shares of the Company's common stock. The Company extended the loan's maturity date to June 15, 2003 with no additional consideration.

During June 2001, the Company borrowed $260,000 from an individual and issued a promissory note which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 260,000 shares of its common stock to the lender. The loan's maturity date was extended to February 6, 2002 and as consideration for entering into these agreements, the individual received an additional 520,000 shares of the Company's common stock. During February 2002, the maturity date was extended again to March 6, 2002 and as consideration, the investor received 280,000 shares of the Company's common stock. It was also agreed that if the loan was not repaid by March 6, 2002, the loan would be extended by the Company and the Company will pay a late fee in the amount of $500 per day, until all principal, interest and late fees are paid in full. As of December 31, 2002, the Company has accrued $102,500 as late fees.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was orally extended to June 1, 2002 and as consideration, the individual received an additional 30,000 shares of the Company's common stock. Subsequently the notes have been extended to June 15, 2003, with no additional consideration.

Also on July 13, 2001, an officer of the Company advanced $10,000 pursuant to a promissory note, which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. The officer has agreed to extend the due date to June 15, 2003, with no additional consideration.

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note, which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The noteholder has agreed orally to extend the maturity date to June 15, 2003, with no additional consideration.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOANS AND NOTES PAYABLE (Continued)

Effective September 10, 2001, the Company borrowed $560,000 from an individual and issued a promissory note which provides that the loan is due January 31, 2002 and provides for interest at the rate of 1% per month. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan. The note has been extended to June 15, 2003, without any new consideration.

On November 27, 2001, the Company borrowed $10,000 from an individual and issued a promissory note which provides that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was extended to May 27, 2002 and as consideration for entering into this agreement, the individual received an additional 20,000 shares of the Company's common stock. The note was subsequently extended to June 15, 2003, without any new consideration.

Pursuant to the October 16, 2002 Letter of Intent with LTDN, the Company has received $332,000 under a secured promissory note (see Note 3). The note accrues interest at a rate of 10% per annum and is secured by the Company's Star Can patents.

Loan Payable
------------

On September 6, 2002, the Company entered into an agreement to borrow $60,000 from an individual. The loan bears interest at 10% per annum and is payable immediately upon the Company obtaining additional financing. As an incentive to make this loan, the individual received 100,000 shares of the Company's common stock, with piggy-back registration rights, valued at $1,322. The Company has expensed the entire amount as interest expense during the year ended December 31, 2002. As of December 31, 2002, the principal amount outstanding is $60,000.

In addition, the Company will issue an additional 50,000 shares of its common stock for each week the loan is not repaid. The Company is currently negotiating with the individual to avoid any additional shares being issued as a penalty.

During October 2002, the Company received an advance of $120,000 from an individual payable on demand. The loan accrues interest at 10% per annum.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

There is no provision for income taxes for the years ended December 31, 2002 and 2001, as a result of net operating losses incurred during those years.

The components of deferred tax assets and liabilities at December 31, 2002 are as follows:

      Deferred Tax Assets:
        Net operating loss carryforwards                      $3,680,000
        Compensatory element of stock issuances                1,800,000
                                                              ----------
          Total Gross Deferred Tax Assets                      5,480,000

        Less:  Valuation allowance                             5,480,000
                                                              ----------
          Net Deferred Tax Assets                             $    -
                                                              ==========

The net change in the valuation allowance for deferred tax assets was an increase of approximately $3,150,000 during the year ended December 31, 2002.

As of December 31, 2002, the Company had available approximately $9,200,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1999, 2000, 2001 and 2002 expire in the years 2019, 2020, 2021 and 2022, respectively. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of NOL carryforwards in the event of an ownership change. The Company's foreign subsidiary has a net operating loss carryforward of approximately $5,654,000. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                         For the Years Ended
                                                             December 31,
                                                         --------------------
                                                           2002        2001
                                                         --------    --------

        Federal statutory rate                            (34.0)%     (34.0)%
        Unutilized foreign losses                          18.1        33.0
        Change in valuation allowance                      15.9         1.0
                                                          -----        -----
          Effective rate                                   -0- %        -0- %
                                                          =====        =====

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2002 consist of the following:

     Consulting fees (including related                      $2,239,812
       parties of $895,176)
     Professional fees                                        1,406,034
     Interest (including related parties
       of $281,750)                                             698,298
     Other                                                      625,325
     Payroll and other taxes                                    418,283
                                                             ----------
           Total                                             $5,387,752
                                                             ==========

NOTE 11 - OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of transportation equipment under capital leases expiring in 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset.

The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the years ended December 31, 2002 and 2001.

As of December 31, 2002, property held under capital leases was as follows:

      Transportation equipment                                $110,513
      Less: Accumulated depreciation                            34,141
                                                              --------
                                                              $ 76,372
                                                              ========

Minimum future lease payments under capital leases are as follows:

                As of December 31,
                -----------------

                      2003                                         $  6,993
                      2004                                            6,993
                      2005                                            4,283
                                                                   --------
                Total minimum lease payments                         18,269
                Less: Amount representing interest                    1,647
                                                                   --------
                Obligations Under Capital Leases                   $ 16,622
                                                                   ========

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - OBLIGATIONS UNDER CAPITAL LEASES (Continued)

Interest rates on capitalized leases vary from 6.868% to 7.502% per annum, based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessors' implicit rate of return.

       Current portion of obligations under
         capital leases                                       $  5,862
       Long-term portion of obligations
         under capital leases                                   10,760
                                                              --------
                                                              $ 16,622
                                                              ========

NOTE 12 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, plus interest at 10% per annum, payable to certain stockholders, relatives of stockholders and companies affiliated with stockholders. Interest expense accrued on these demand notes totalled $300,824 in 2002 and $266,045 in 2001. In addition, the Company has a consulting agreement with ERBC (see Note 14). An officer of the Company loaned the Company $21,915 to pay certain expenses of the Company during the year ended December 31, 2002. The loan is payable on demand and interest accrues at 10% per annum.

NOTE 13 - STOCKHOLDERS' EQUITY

Preferred stock
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value - $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No preferred stock has been issued as of December 31, 2002.

Increase of Authorized Common Stock
-----------------------------------

During the quarter ended December 31, 2002, the Company, with the approval of consenting stockholders, unanimously adopted and approved an amendment to ATI's Certificate of Incorporation to increase the authorized common stock from 50,000,000 to 100,000,000 shares.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -  STOCKHOLDERS' EQUITY (Continued)

Common Stock
------------

Common Stock Issuances - 2001
-----------------------------

During January 2001, the Company issued in connection with a private placement of debt, 100,000 shares of common stock as additional consideration to the purchaser.

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

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

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

During November and December 2001, the Company issued 75,000 shares of common stock to two employees of the Company as a sign-on bonus, which was valued at $18,751, and charged to operations during 2001.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

During December 2001, the Company issued 477,429 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $112,761, which was charged to operations during 2001.

During December 2001, the Company issued an additional 510,000 shares of its common stock as additional consideration for extending the due date on promissory notes related to private placement of debt. The shares were valued at $140,200, of which $36,927 was charged to operations during 2001, with the remaining balance being amortized over the new term of the notes.

Common Stock Issuances - 2002
-----------------------------

During the year ended December 31, 2002, the Company issued an additional 833,306 shares of its common stock as additional consideration for extending the due date on promissory notes related to private placement of debt. The shares were valued at $285,222, which was charged to operations during the year ended December 31, 2002.

In January 2002, the Company issued 280,670 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $80,159, which was charged to operations during 2002.

In February 2002, the Company issued 55,037 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $11,245, which was charged to operations during 2002.

During April 2002, the Company issued 16,374 shares of its common stock due to a cashless exercise of 32,500 warrants.

During April 2002, the Company issued 328,104 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $122,458, which was charged to operations during 2002.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

During April 2002, the Company issued 250,000 shares of common stock pursuant to a consulting arrangement. Shares issued under this arrangement were valued at $345,000, which was charged to operations during 2002.

During May 2002, the Company issued 95,146 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $65,832, which was charged to operations during 2002.

During June 2002, the Company issued 578,952 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $329,603, which was charged to operations during 2002.

During July 2002, the Company issued 400,000 shares of common stock as consideration for consulting services performed by a consultant. Shares issued under consulting agreement were valued at $228,000, which was charged to operations during 2002.

During September 2002, the Company issued 673,882 shares of common stock as consideration for legal services performed by its attorney. Shares issued under the arrangements were valued at $168,471, which was charged to operations during 2002.

During September 2002, the Company issued 10,000 shares of common stock as consideration for a finder's fee. Shares issued were valued at $1,600, which was charged to operations during 2002.

During September 2002, the Company issued 100,000 shares of common stock as consideration for loan incentives. Shares issued under the loan agreement were valued at $18,000, which was charged to operations during 2002.

During October 2002, the Company issued 40,000 shares of common stock as consideration for finder's fee. Shares issued were valued at $7,600, which was charged to operations during 2002.

During October 2002, the Company issued 700,000 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $77,350, which was charged to operations during 2002.

During October 2002, the Company issued 145,328 shares of common stock due to the exercise of options for $21,000.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

At December 31, 2002, there were warrants outstanding to purchase 625,000 shares of the Company's common stock exercisable at $0.65 per share, which expire on April 14, 2004. These warrants were granted in 1999.

During April 2001, the Company issued 67,857 shares of common stock for the cashless exercise of 112,500 warrants.

During January 2002, the Company issued 16,374 shares of common stock for the cashless exercise of 32,500 warrants.

Options - Outside the Stock Option Plan
---------------------------------------

The Company entered into a one year consulting agreement on April 6, 2001 with a public relations company for various consulting and financial professional relations services in connection with the Company's interactions with broker-dealers, financial professionals and analysts. The Company agreed to issue to the consultant options to purchase 150,000 shares of the Company's common stock. Of the options granted, there are 5 blocks of 30,000 warrants at exercise prices of $.50, $.75, $1.00, $1.25 and $1.50. The consultant has the right to convert the options into the Company's common stock on a cashless basis. These options were valued at $.25 each on the grant date.

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

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

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

Compensation costs related to options grants charged to operations was $-0- in 2002 and $47,500 in 2001.

Stock Option Plans
------------------

On October 26, 2000, the Board of Directors adopted the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("the Plan"). On that date, the Board, which is the Plan Administrator under the Plan, awarded employees and officers incentive stock options to purchase 470,000 shares of common stock. In addition, consultants and advisors were awarded non-qualified stock options to purchase a total of 615,000 shares. All of the options have an exercise price of $.343 per share, which was the closing price of the stock on October 25, 2000.

During 2002, the Board of Directors and the majority shareholders amended the above stock option plan to increase the number of shares that are subject to ISO's from 3,000,000 to 5,000,000.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

                                                                                                           Weighted
                                                                    Weighted                               Average
                                                Incentive           Average          Non-Qualified         Exercise
                                              Stock Options      Exercise Price      Stock Options          Price
                                              -------------      --------------      -------------        ----------
Outstanding - 12/31/00                            470,000             $.34               615,000             $.34

Options granted - 01/01-12/31/01:
  In the plan                                       -                  -                    -                 -
Options granted - 01/01-12/31/01:
  Outside the option plan                           -                  -                 174,000             $.96
Options expired/cancelled:
  Outside the plan                                  -                  -                    -                 -
Options exercised:
  Outside the plan                                  -                  -                    -                 -
                                               ----------                              ---------
Outstanding - 12/31/01                            470,000             $.34               789,000             $.48

Options granted - 2002:
  In the plan                                       -                  -                    -                 -
Options granted - 2002:
  Outside the option plan                           -                  -                 300,000             $.14
Options expired/cancelled:
  Outside the plan                                  -                  -                    -                 -
Options exercised
  Outside the plan                                  -                  -                (145,328)            $.14
                                               ----------                              ---------
Outstanding - 12/31/02                            470,000             $.34               943,672             $.42
                                               ==========                              =========
Composition at 12/31/02:
-----------------------
2000 stock option plan                            470,000             $.34               615,000             $.34
Options granted outside the plan                    -                  -                 328,672             $.57
                                               ----------                              ---------
Outstanding - 12/31/02                            470,000             $.34               943,672             $.42
                                               ==========                              =========

Total Value at Option Price                              $  159,800                            $  396,342
                                                         ==========                            ==========
Total Exercisable Value at Option Price                  $  159,800                            $  396,342
                                                         ==========                            ==========


              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

      Options to purchase common stock                         1,413,672
      Warrants to purchase common stock                          625,000
                                                               ---------
      Total as of December 31, 2002                            2,038,672
                                                               =========

In addition, the proposed transaction with LTDN will effectively transfer control of the Company to LTDN at the closing of the transaction (See note 3).

NOTE 14 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC Holdings Ltd. ("ERBC"), an affiliate of the Company by virtue of common stockholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of December 31, 2002 is $895,176 related to this agreement.

International Operations
------------------------

The Company has strategic alliances, collaboration agreements and licensing agreements with entities which are based and/or have operations in Russia and Ukraine. Both of these countries have experienced volatile and frequently unfavorable economic, political and social conditions. The Russian economy and the Ukrainian economy are characterized by declining gross domestic production, significant inflation, increasing rates of unemployment and underemployment, unstable currencies, and high levels of governmental debt as compared to gross domestic production. The prospects of wide-spread insolvencies and the collapse of various economic sectors exist in both countries.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND OTHER MATTERS (Continued)

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

Future minimum lease payments for each of the next 5 years are as follows:

              Year Ended
             December 31,                                          Amount
             ------------                                         --------

                 2003                                             $ 82,322
                 2004                                               82,322
                 2005                                               42,925
                 2006                                               26,285

Rent expense for operating leases was approximately $122,000 and $109,000 for the years ended December 31, 2002 and 2001, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND OTHER MATTERS (Continued)

Commitments
-----------

Russian Contract for Research and Development
---------------------------------------------

In October of 2001, pursuant to contract research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company "Lutch," Lutch agreed to perform various contract research and development services related to technology licensed by the Company from Nurescell US for an total price of $985,000. As a result of nine amendments to this contract the payments and performance of services were rescheduled to occur commencing with the quarter ended March 31, 2003 and to be completed by September 30, 2003. As of December 31, 2002, the Company has paid $100,000 under this agreement which was charged to research and development expenses during the year ended December 31, 2002.

Technology Purchase
-------------------

In connection with an oral agreement, the Company agreed to acquire the rights to certain technologies now held by a German Bank, for an estimated purchase price of $1,000,000. This transaction is expected to close during the next 12 months.

NOTE 15 - SEGMENT REPORTING

The Company's business is organized on a geographic basis, and the Company's Chief Operating Decision Maker assesses performance and allocates resources on this basis. The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest and extraordinary items. Segment results for 2002 and 2001 are as follows:

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT REPORTING (Continued)


                                          U.S.A.            Germany           Eliminations       Consolidated
                                      -------------        -----------        ------------       ------------
    2002:
    ----

    Loss before extra-
      ordinary item                    $ 3,152,411         $  3,605,309       $   -              $ 6,757.720
                                       ===========         ============       ==========         ===========
    Depreciation and
      amortization                     $    -              $    176,875       $   -              $   176,875
                                       ===========         ============       ==========         ===========

    Identifiable Assets                $    59,946         $    434,042       $   -              $   493,988
                                       ===========         ============       ==========         ===========

    2001:
    ----

    Loss before extra-
      ordinary item                    $ 2,698,253         $ 4,931,363        $    -             $ 7,629,616
                                       ===========         ===========        ==========         ===========
    Depreciation and
      amortization                     $     -             $   291,685        $    -             $   291,685
                                       ===========         ===========        ==========         ===========

    Identifiable Assets                $   262,860         $ 1,305,946        $    -             $ 1,568,806
                                       ===========         ===========        ==========         ===========


NOTE 16 - SUBSEQUENT EVENTS

Nurescell US Restructure Agreement
----------------------------------

On March 21, 2003, The Company and Nurescell US entered into a Restructure Agreement in which the Company agreed to cancel its $1 million principal promissory note and related interest due from Nurescell US in consideration of Nurescell US transferring to the Company the licensed technology. (See Note 3). This transaction is anticipated to close during the quarter ended September 30, 2003

             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

                                                          Quarter Ended
                                --------------------------------------------------------
                                  March 31       June 30      September 30   December 31                Total Year
                                ------------   -----------    ------------   -----------               ------------
2002:
----

Revenues                        $    -            $    -           $    -            $     -           $    -
Net loss                         (1,154,603)       (1,945,348)      (2,753,048)       904,720)       (6,757,720)
Loss per share - basic
  and diluted                         $(.03)            $(.04)           $(.06)            $(.02)            $(.14)

2001:
----

Revenues                        $     -           $    -           $     -           $     -           $    -
Net loss                           (648,467)      (2,137,167)       (1,082,533)       (3,761,449)       (7,629,616)
Loss per share - basic
  and diluted   (a)                   $(.02)           $(.06)            $(.03)            $(.10)            $(.20)

(a) Per share common stock amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company issuing shares of its common stock during the year.