Form 10QSB
period 2003-03-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2003-06-20
CIK 1054825

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

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

             Yes   (X)                              No   ( )

The number of outstanding shares of the issuer's only class of common stock as of June 10, 2003 was 52,011,270.

Transitional Small Business Disclosure Format (check one):

             Yes   ( )                              No   (X)

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2003

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM I - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEET                                 1
         At March 31, 2003 (Unaudited)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)          2
         For the Three Months Ended March 31, 2003 and 2002
         For the Period from Inception (October 25, 1995) to
           March 31, 2003

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY        3
         AND COMPREHENSIVE LOSS (UNAUDITED)
           For the Three Months Ended March 31, 2003

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)         4-5
         For the Three Months Ended March 31, 2003 and 2002
         For the Period from Inception (October 25, 1995) to
           March 31, 2003

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)             6-20

    ITEM 2 - Management's Discussion and Analysis of Financial            21-24
             Conditions and Plan of Operation

    ITEM 3 - Controls and Procedures                                       24

PART II - Other Information                                                25

    ITEM 1 - LEGAL PROCEEDINGS                                             25

    ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                     25

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               25

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           25

    ITEM 5 - OTHER INFORMATION                                             25

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              25

    SIGNATURES AND REQUIRED CERTIFICATIONS                                26-28

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                AT MARCH 31, 2003

                                   ASSETS
                                   ------

Current Assets:
  Cash                                                             $      5,477
  Prepaid expenses and other current assets                             163,121
                                                                   -------------
        Total Current Assets                                            168,598

Property, plant and equipment, net                                      239,076
Due from related parties                                                 59,946
                                                                   -------------
        Total Assets                                               $    467,620
                                                                   =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Loans and notes payable                                          $  2,290,810
  Accrued liabilities, including $1,278,166 due to related
    parties                                                           5,487,982
  Obligations under capital leases                                        7,359
  Due to related parties                                                804,864
                                                                   -------------
      Total Current Liabilities                                       8,591,015

Long-term portion of obligations under capital leases                     7,630
                                                                   -------------
      Total Liabilities                                               8,598,645
                                                                   -------------
Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 100,000,000 shares
    authorized; 49,650,593 shares issued and outstanding                  4,966
  Additional paid-in capital                                         13,706,192
  Accumulated other comprehensive income                                223,301
  Deficit accumulated during the development stage                  (22,020,484)
  Receivable on sale of stock                                           (45,000)
                                                                   -------------
      Total Stockholders' Deficiency                                 (8,131,025)
                                                                   -------------
      Total Liabilities and Stockholders' Deficiency               $    467,620
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


                ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                          For the Three Months Ended   For the Period
                                                  March 31,            from Inception
                                        ----------------------------- (October 25, 1995)
                                            2003            2002      to March 31, 2003
                                        -------------   -------------   -------------
Revenues                                $         --    $         --    $         --
                                        -------------   -------------   -------------
Costs and Expenses:
  Research and development                   134,979         193,580       5,159,296
  Compensatory element of stock
    issuances pursuant to consulting,
    professional and other agreements             --          91,404       5,112,138
  Consulting fees                              3,789          35,106       2,851,024
  Other general and administrative
    expenses                                 318,328         265,390       6,448,449
  Depreciation and amortization
    expense                                   13,994          64,696         716,588
  Loss on impairment of license fee               --              --         566,667
  Gain on sale of marketable
    securities                                    --        (100,818)       (875,156)
  Equity loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell Inc.                     --              --       1,660,550
  Interest and amortization of
    debt issuance costs                       96,074         605,245       4,054,581
  Minority interest in loss of
    consolidated subsidiary                       --              --        (323,965)
                                        -------------   -------------   -------------
    Total Costs and Expenses                 567,164       1,154,603      25,370,172
                                        -------------   -------------   -------------
Loss before extraordinary item              (567,164)     (1,154,603)    (25,370,172)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                         --              --       3,349,688
                                        -------------   -------------   -------------
Net Loss                                $   (567,164)   $ (1,154,603)   $(22,020,484)
                                        =============   =============   =============

Basic and diluted loss per common:
  share:                                $       (.01)   $       (.03)
                                        =============   =============

Weighted average shares used in basic
  and diluted loss per common share       49,650,593      46,093,538
                                        =============   =============

       See accompanying notes to condensed consolidated financial statements.

                                          2


                     ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS
                                          (UNAUDITED)

                           FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                                                                    Accumulated
                                                Common Stock          Additional       Other
                                         --------------------------    Paid-in     Comprehensive
                                            Shares        Amount       Capital     Income (Loss)
                                         ------------  ------------  ------------  ------------
For the Three Months Ended March 31,
  2003:
------------------------------------

Balance - January 1, 2003                 49,650,593   $     4,966   $13,706,192   $   121,413

Net loss                                          --            --            --            --
Other comprehensive income (loss),
  net of tax:
    Foreign currency transaction
      adjustment                                  --            --            --       101,888
                                         ------------  ------------  ------------  ------------
Balance - March 31, 2003                  49,650,593   $     4,966   $13,706,192       223,301
                                         ============  ============  ============  ============

                                      Deficit
                                     Accumulated
                                     During the      Unearned      Receivable        Total
                                     Development     Financing     on Sale of     Stockholders'   Comprehensive
                                        Stage          Costs          Stock       (Deficiency)    Income/(Loss)
                                    -------------  -------------  -------------   -------------   -------------
For the Three Months Ended
  March 31, 2003:
--------------------------

Balance - January 1, 2003           $(21,453,320)   $        --   $    (45,000)   $ (7,665,749)

Net loss                                (567,164)            --             --        (567,164)   $    (567,164)
Other comprehensive income
  (loss), net of tax:
     Foreign currency
       transaction adjustment                 --             --             --         101,888         101,888
                                    -------------  -------------  -------------   -------------   -------------
Balance - March 31, 2003            $(22,020,484)  $         --   $    (45,000)   $ (8,131,025)   $   (465,276)
                                    ============   =============  =============   =============   =============

                    See accompanying notes to condensed consolidated financial statements.

                                                       3


                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                       For the Period
                                                         For the Three Months Ended    from Inception
                                                                 March 31,           (October 25, 1995)
                                                       -----------------------------    to March 31,
                                                           2003            2002            2003
                                                       -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $   (567,164)   $ (1,154,603)   $(22,020,484)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc                 --              --         850,431
      Writedown of equity investment in Nurescell
        Inc                                                      --              --         810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license             --              --        (405,432)
      Extraordinary gain                                         --              --      (3,349,688)
      Loss (gain) on sale of marketable securities               --        (100,818)       (875,156)
      Stock-based compensation                                   --          91,404       5,112,138
      Acquisition of Aberdeen                                    --              --         650,000
      Interest and amortization of debt issuance
        costs                                                    --         524,499       3,105,622
      Research and development costs                             --              --         437,368
      Depreciation and amortization                          13,994          64,696         716,589
      Loss on impairment of license fee                          --              --         566,667
      Cumulative translation adjustment                     101,888          17,643         223,301
  Changes in Operating Assets and Liabilities:
    Prepaid expenses                                         23,645          (8,942)       (163,121)
    Accrued liabilities                                     100,230         (36,874)      5,604,875
                                                       -------------   -------------   -------------
    Net Cash Used in Operating Activities                  (327,407)       (602,995)     (8,736,771)
                                                       -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (12,690)        (14,930)       (485,027)
  Proceeds from sale of marketable securities                    --         332,095       3,012,656
                                                       -------------   -------------   -------------
    Net Cash (Used in) Provided by Investing
      Activities                                            (12,690)        317,165       2,527,629
                                                       -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of license fee payable                                --              --        (594,568)
 Proceeds from exercise of options                               --              --          36,000
 Proceeds from issuance of common stock                          --              --         641,975
 Offering costs                                                  --              --         (50,000)
 Proceeds from loans                                        343,810              --       3,488,367
 Repayment of loans                                              --        (291,633)       (513,012)
 Proceeds from convertible debentures                            --              --         750,000
 Financing costs                                                 --              --         (75,000)
 Due from (to) related parties, net                          (3,499)        410,844       2,153,173
 Payments under capital lease obligations                    (1,633)         (2,356)        (22,316)
 Proceeds from sale of minority interest in
   Reseal, Ltd.                                                  --         125,000         400,000
                                                       -------------   -------------   -------------
    Net Cash Provided by Financing Activities               338,678         241,855       6,214,619
                                                       -------------   -------------   -------------
(Decrease) Increase in Cash                                  (1,419)        (43,975)          5,477

Cash - Beginning of Period                                    6,896          53,540              --
                                                       -------------   -------------   -------------
Cash - End of Period                                   $      5,477    $      9,565    $      5,477
                                                       =============   =============   =============

               See accompanying notes to condensed consolidated financial statements.

                                                 4


                                  ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                       (UNAUDITED)


                                                                                                        For the Period
                                                                 For the Three Months Ended             from Inception
                                                                          March 31,                   (October 25, 1995)
                                                                 ---------------------------            to December 31,
                                                                     2003            2002                   2003
                                                                 -----------     -----------          ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                                     $    -          $    13,342              $   152,098
                                                                 ===========     ===========              ===========
    Income taxes                                                 $    -          $    -                   $    -
                                                                 ===========     ===========              ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
-----------------------------------------------

  Equipment purchased under capital lease
    obligations                                                  $    -          $    -                   $    58,306
                                                                 ===========     ===========              ===========
  Convertible debentures and interest assumed by
    Eurotech                                                     $    -          $    -                   $ 1,212,188
                                                                 ===========     ===========              ===========
  Debt converted to equity                                       $    -          $    -                   $ 2,244,545
                                                                 ===========     ===========              ===========
  Accrued expenses converted to equity                           $    -          $    -                   $   116,893
                                                                 ===========     ===========              ===========
  Loans from related parties converted to equity                 $    -          $    -                   $   467,873
                                                                 ===========     ===========              ===========

                         See accompanying notes to condensed consolidated financial statements.

                                                           5

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

The accompanying unaudited condensed consolidated financial statements include the accounts of ATI and its Subsidiaries, Cetoni Umwelttechnologie Entwicklungs GmbH ("Cetoni"), ATI Nuklear AG ("ATI Nuklear") (previously Nurescell AG) and Reseal, Ltd. ("Reseal"), collectively referred to as the Company.

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

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., which was incorporated under the laws of the State of Delaware. Reseal is a development-stage company organized to commercialize its proprietary "reseal-able" packaging systems technology. This patented system for re-sealing "pop-top" cans for both soft drinks and beer has been developed and Reseal believes it is ready for commercial introduction. Since inception, Reseal had no revenue or earnings from operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -  BUSINESS CONTINUED OPERATIONS (Continued)

Organization and Description of Business (Continued)
----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Going-Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2003. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of March 31, 2003, the Company had an accumulated deficit since inception of $22,020,484.

Management's business plan will require additional financing. To support its operations during the three months ended March 31, 2003, the Company borrowed monies from LTDnetwork, Inc (Note 3).

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND CONTINUED OPERATIONS (Continued)

Continued Existence (Continued)
-------------------

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2003. No assurance can be given that the Company can continue to obtain any working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The unaudited condensed consolidated financial statements include the accounts of ATI and all of its wholly-owned and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings.

Use of Estimates
----------------

The preparation of unaudited condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

At March 31, 2003, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

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

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, " Accounting for the Impairment or Disposal on Long-Lived Assets," the Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

SFAS No. 130, "Accounting for Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

Accumulated other comprehensive income, at March 31, 2003, consists of foreign currency translation adjustments in the amount of $223,301.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation for employees in accordance with Accounting Principals Board ("APB") No. 25 and Financial Interpretation No.44. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2002.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)
------------------------

The additional disclosures required by SFAS No. 148 are as follows:

                                                                                     March 31,
                                                                                2003              2002
                                                                            ------------      ------------
       Net loss applicable to common stockholders, as reported              $  (567,164)      $(1,154,603)
       Add:  Stock-based employee compensation expense
               included in reported net loss applicable to
               common stockholders                                                -                 -
       Less: Total stock-based employee compensation expense
               determined under the fair value-based method of
               all awards                                                         -                 -
                                                                            ------------      ------------
       Proforma Net Loss Applicable to Common Stockholders                  $  (567,164)      $(1,154,603)
                                                                            ============      ============
       Net loss applicable to common stockholders per basic and
        dilutive shares:
           As reported                                                            $(.01)            $(.03)
                                                                                  ======            ======
           Proforma                                                               $(.01)            $(.03)
                                                                                  ======            ======

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

Common stock equivalents, consisting of options and warrants, discussed in Note 7, were not included in the calculation of diluted loss per share because their inclusion would have had been anti-dilutive.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Segment
----------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in two segments (see Note 9).

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 as of the three months ended March 31, 2003. The adoption had no significant impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 has been adopted as of April 30, 2003 and had no significant impact on its financial statements.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 had no significant impact on its consolidated financial position or results of operations

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provision of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provision relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - LETTER OF INTENT TO ACQUIRE COMPANY'S STOCK

On October 16, 2002, the Company signed a letter of intent ("LOI") with LTD Network, Inc.("LTDN"), a Delaware corporation with offices in San Francisco, California and Melbourne, Australia, which operates specialty e-commerce sites and has developed a range of proprietary software products that are designed to facilitate and enhance the purchasing experience of both its own customers and those of leading internet companies that will utilize the products under joint venture or licensing arrangements. Under the terms of the LOI, LTDN will acquire at least a 51% interest in the Company, including its technologies, for $5 million, less the aggregate amount of funds invested in the Company by LTDN, prior to closing. The Company anticipates the transaction will close during the third quarter of 2003.

Pursuant to the LOI, LTDN has invested over $655,611 in the Company under a secured promissory note as of March 31, 2003. The obligations under the promissory note are secured by the Star Can patents of the Company and Cetoni. In the event that LTDN provides loans to the Company in excess of $500,000, additional security may be required in the form of other patents of the Company and its subsidiaries and/or shares of common stock of the Company. Subject to the Company's compliance under the LOI or such promissory note, in the event that LTDN fails to loan $500,000 to the Company by January 30, 2003, then LTDN has agreed to release the security interest in all the patents, including the Star Can patents, and in the event that LTDN does not invest $5,000,000, less the aggregate amount of funds invested under the secured promissory note at the time of the proposed transaction between ATI and LTDN as contemplated by the LOI, or LTDN determines not to proceed with such transaction, then LTDN has agreed to exchange its security interest in the patents, including the Star Can patents, for shares of the Company's common stock.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - LETTER OF INTENT TO ACQUIRE COMPANY'S STOCK (Continued)

On March 30, 2003, the Company and LTDN further amended the terms of the LOI. Under this amendment to the LOI, in the event ATI chooses not to proceed with the acquisition, or ATI is unable to issue a majority of its shares to LTDN in connection with the Acquisition, ATI has agreed to pay LTDN a break-up fee, consisting of the Star Can patents in all jurisdictions. As part of the extension of the term of the LOI, the parties to the LOI have revised the conditions under which such break-up fee is payable. Such break-up fee is only payable if LTDN is willing and able to proceed with the Acquisition at the time ATI is in breach under the LOI, LTDN has loaned to ATI at least $500,000 by April 30, 2003 and LTDN has loaned to ATI at least an additional $500,000 by June 30, 2003. LTDN only needs to provide the additional $500,000 by June 30, if at least the greater of 50% of the outstanding indebtedness of ATI and its subsidiaries (other than indebtedness to LTDN) as of March 31, 2003, or $3,400,000 of such indebtedness, (i) has been converted, or is subject to an agreement to be converted, on or prior to the closing of the merger with LTDN, to shares of ATI common stock, or (ii) has been cancelled, or is subject to an agreement to be cancelled on or prior to the closing of the Acquisition, in connection with a settlement, but only to the extent such indebtedness is forgiven and is not required to be repaid. The Company has received $655,611 under a secured promissory note as of March 31, 2003. The note accrues interest at a rate of 10% per annum and is secured by the Company's Star Can patents.

NOTE 4 - NURESCELL INC RESTRUCTURE AGREEMENT

On March 21, 2003, the Company and Nurescell Inc. entered into a Restructure Agreement pursuant to which the Company agreed to cancel its $1 million principal promissory note and related interest due from Nurescell Inc. in consideration of Nurescell Inc. transferring to the Company the licensed technology. This transaction is anticipated to close during the quarter ended September 30, 2003

NOTE 5 - EQUIPMENT

Equipment at March 31, 2003 consisted of the following:

       Machinery and equipment                                $  234,761
       Transportation equipment                                  153,489
       Office furniture and fixtures                             167,675
       Software                                                   13,615
                                                              -----------
                                                                 569,540
       Less: Accumulated depreciation                           (330,464)
                                                              -----------
                                                              $  239,076
                                                              ===========

Depreciation expense for the three months ended March 31, 2003 and 2002 amounted to $13,994 and $64,696, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2003 consist of the following:

        Consulting fees (including related
          parties of $955,176)                                    $2,360,866
        Professional fees                                          1,316,603
        Interest (including related parties
          of $301,075)                                               793,133
        Payroll and other taxes                                      518,971
        Other                                                        498,409
                                                                  -----------
              Total                                               $5,487,982
                                                                  ===========

NOTE 7 - STOCKHOLDERS' DEFICIENCY

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

       Options to purchase common stock                             1,413,672
       Warrants to purchase common stock                              625,000
                                                                    ----------
       Total as of March 31, 2003                                   2,038,672
                                                                    ==========
       Substantial Issuances After March 31, 2003 through June 10, 2003:

           Shares issued for payment of legal fees                    360,677

           Shares issued for cash                                   2,000,000

In addition, the proposed transaction with LTDN will effectively transfer control of the Company to LTDN at the closing of the transaction (See note 3).

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC,LTD ("ERBC"), an affiliate of the Company by virtue of common stockholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of March 31, 2003 is $955,176 related to this agreement.

Russian Contracts for Research and Development
----------------------------------------------

In October of 2001, pursuant to a contract research and development agreement, a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch agreed to perform various contract research and development services related to technology licensed by the Company from Nurescell Inc. for a total price of $985,000. As a result of nine amendments to this contract the payments and performance of services were rescheduled to occur commencing with the quarter ended March 31, 2003 and to be completed by September 30, 2003. As of March 31, 2003 the Company has paid $100,000 under this agreement, which has been charged to research and development expenses during the year ended December 31, 2002.

During October 2002, pursuant to a contract research and development agreement, a branch of the Ministry of the Atomic Energy of the Russian Federation
, Ministry agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended September 30, 2003 and to be completed within one year. As of March 31, 2003, the Company has not made any payments under this contract.

Technology Purchase
-------------------

In connection with an oral agreement, the Company has agreed to acquire the rights to certain technologies now held by a German Bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. This transaction is expected to close during the year ended December 31, 2003.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND OTHER MATTERS (Continued)

Legal Dispute
-------------

As of March 31, 2003, the Company has been notified that Dr. Jergen Lempert intended to commence legal proceeding against the Company relating to his termination as Chief Executive Officer of ATI Nuklear AG, the subsidiary. The Company's attorneys do not believe the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

Lien on Star Can patents
------------------------

During June 2003 the Company became aware that a lien had been placed against the Star Can patents by Paxsys Ltd., a Bermuda Corporation, in connection with a failed financing. The Company disputes the validity of the claim and intends to take vigorous action to remedy the situation and have the lien removed.

International Operations
------------------------

The Company has strategic alliances, collaboration agreements and licensing agreements with entities, which are based and/or have operations in Russia and Ukraine. Both of these countries have experienced volatile and frequently unfavorable economic, political and social conditions. The Russian economy and the Ukrainian economy are characterized by declining gross domestic production, significant inflation, increasing rates of unemployment, unstable currencies, and high levels of governmental debt as compared to gross domestic production. The prospects of widespread insolvencies and the collapse of various economic sectors exist in both countries.

In view of the foregoing, the Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting Russia and Ukraine. The Company has no control over such conditions and developments and can provide no assurance that such conditions and developments will not adversely affect the Company's operations.

NOTE 9 - SEGMENT REPORTING

The Company's business is organized on a geographic basis and the Company's Chief Operating Decision Maker assesses performance and allocates resources on this basis. The information provided in the following section is representative of the information used by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

The Company has two geographic reportable segments,the U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest and extraordinary items.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - SEGMENT REPORTING (Continued)

Segment results for the 3 months ended March 31, 2003 and 2002 are as follows:

                                          U.S.A.            Germany           Eliminations        Consolidated
                                       -----------         -----------        -----------         -----------
    2003:
    ----

    Loss before extra-
      ordinary item                    $  (60,000)         $ (507,164)        $    -              $ (567,164)
                                       ===========         ===========        ===========         ===========
    Depreciation and
     amortization                      $    -              $   13,994         $    -              $   13,994
                                       ===========         ===========        ===========         ===========

    Identifiable Assets                $   59,946          $  407,674         $    -              $  467,620
                                       ===========         ===========        ===========         ===========
    2002:
    ----

    Loss before extra-
      ordinary item                    $  (30,586)         $(1,124,017)        $    -              $(1,154,603)
                                       ===========         ===========        ===========         ===========
    Depreciation and
     amortization                      $    -              $   64,696         $    -              $   64,696
                                       ===========         ===========        ===========         ===========

    Identifiable Assets                $   59,946          $  916,820         $    -              $  976,766
                                       ===========         ===========        ===========         ===========

NOTE 10 - SUBSEQUENT EVENTS

Subsequent Stock Issuances
--------------------------

On May 8, 2003, the Company issued 360,677 shares of its common stock for the satisfaction of $45,000 in legal fees.

On May 21, 2003, the Company entered into a stock purchase agreement to sell up to 2,000,000 shares of the Company's common stock at $0.12 per share. The Company received $240,000 as consideration for the shares. Those shares are restricted from resale for a period of one year from the date of agreement.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS (Continued)

Merger Agreement - LTDN
-----------------------

On June 18, 2003 the Company entered into an agreement and Plan of Merger (the "Merger Agreement') by and among the Company, LTDnetwork, Inc., a Delaware corporation ("LTDN") and LTDN Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into LTDN, and LTDN will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, stockholders of LTDN will receive in exchange for such stockholders shares of common stock of LTDN, such number of shares of common stock, par value $0.0001 per share, of the Company ("Company Common Stock") such that after the issuance of such shares of Company Common Stock, such stockholders of LTDN will own in the aggregate at least 58% of the outstanding shares of Company Common Stock. Such percentage of shares of Company Common Stock to be issued to the stockholders of LTDN may be increased depending on the amount of cash on LTDN's balance sheet and the existence of certain liabilities of the Company, in each case at the time of the Merger.

The consummation of the Merger is contingent upon the approval and adoption by the Company's stockholders of an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital stock, the approval and adoption of the Merger Agreement by LTD's stockholders, the conversion of the indebtedness of the Company into Company Common Stock, LTDN having at least $5,000,000 on its balance sheet at the time of the Merger (less any funds loaned by LTDN to the Company prior to the Merger), the effectiveness of a registration statement registering the shares of Company Common Stock to be issued to the stockholders of LTDN and other conditions set forth in the Merger Agreement.

Conversion Agreement-LTDN
-------------------------

Through June 18, 2003 the Company has received approximately $965,000 from LTDN pursuant to an outstanding promissory note which was secured by certain of the Company's assets.

On June 18, 2003 the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding company debt held by LTDN into 8,000,000 shares of Company Common Stock which represents approximately 14% of the outstanding Company Common Stock. In addition LTDN released the security for such debt which consisted of the patents relating to the resealable can.

ITEM 2. PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Advanced Technology Industries, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2002. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; changes in regulations or laws that adversely impact the ability of our subsidiary, ATI Nuklear AG, to undertake the management of nuclear waste clean-up projects in Russia; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

MERGER WITH LTDNETWORK, INC.

On June 18, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, LTDnetwork, Inc., a Delaware corporation ("LTDN") and LTDN Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into LTDN, and LTDN will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, stockholders of LTDN will receive in exchange for such stockholders shares of common stock of LTDN, such number of shares of common stock, par value $0.0001 per share, of the Company ("Company Common Stock") such that after the issuance of such shares of Company Common Stock, such stockholders of LTDN will own in the aggregate at least 58% of the outstanding shares of Company Common Stock. Such percentage of shares of Company Common Stock to be issued to the stockholders of LTDN may be increased depending on the amount of cash on LTDN's balance sheet and the existence of certain liabilities of the Company, in each case at the time of the Merger.

The consummation of the Merger is contingent upon the approval and adoption by the Company's stockholders of an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital stock, the approval and adoption of the Merger Agreement by LTDN's stockholders, the conversion of the indebtedness of the Company into Company Common Stock, LTDN having at least $5,000,000 on its balance sheet at the time of the Merger (less any funds loaned by LTDN to the Company prior to the Merger), the effectiveness of a registration statement registering the shares of Company Common Stock to be issued to the stockholders of LTDN and other conditions set forth in the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

Through June 18, 2003, the Company has received approximately $965,000 from LTDN Pursuant to an outstanding promissory note which was secured by certain of the Company's assets. On June 19, 2003, the Company and LTDN entered into a conversion Agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding Company debt held by LTDN into 8,000,000 shares of Company Common Stock which represents approximately 14% of the outstanding shares of Company Common Stock. In addition, LTDN released the security for such debt which consisted of the patents relating to the patents of the resealable can.

COMPANY OPERATIONS.

GENERAL. The Company is a development stage company and its efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. This discussion provides an analysis of the Company's anticipated plan of operation for the next 12 months.

The Company was formed in 1995 to acquire and commercialize new or previously existing but non-commercialized technologies, particularly those developed by scientists and engineers in Israel, Russia, and Germany. The Company's principal activities include identifying, reviewing and assessing these technologies for their commercial applicability and potential. Once suitable technologies are identified, the Company may acquire a direct interest in these technologies, a right to use these technologies, and/or an ownership interest in the entity owning these technologies. The acquisition of technologies by the Company may be made by the issuance of common stock or other securities, cash or other consideration, or a combination thereof.

During the next 12 months the Company intends to concentrate on the (i) consummation of the Merger pursuant to the Merger Agreement, (ii) commercialization of products developed by RESEAL, Ltd, the Company's 96% owned subsidiary ("RESEAL"), (iii) commercialization of products developed by Cetoni GmbH, the Company's 100% owned subsidiary ("Cetoni") and (iv) development of any new products created by the founder of Cetoni. In addition, the Company also intends to substantially restructure its operations in Russia. It is contemplated that these operations and related liabilities will be assumed by a newly formed entity of which the Company will be 51% shareholder and the current managers of these operations will hold the remaining 49% interest. Thereafter, these managers will be responsible for all funding and day-to-day management of the new entity.

RESEAL

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

To date, RESEAL has not entered into any distribution or sales agreements. We anticipate, based upon responses received from major beverage producers and beverage packaging manufacturers, that RESEAL may be in a position to enter into distribution or sales agreements within the next twelve month period. There can be no assurance that RESEAL will enter into distribution or sales agreements, or if entered into that the agreements will result in significant sales or revenue to the Company. The ability to successfully commercialize the RESEAL products and technology is heavily dependent upon our ability to raise additional funds.

We believe that RESEAL can obtain financing on favorable terms for a substantial portion of its intended funding from the beverage producers and/or packagers, suppliers and/or other sources. However, if financing is not available, management believes that RESEAL will be able to obtain the necessary funds to pay for the production, marketing and operational expenses from other sources. An inability to raise funds to continue the commercialization of the RESEAL products and technology would further delay their introduction to market.

CETONI

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

The Company plans to review the commercialization prospects of all products and investigate the most efficient and effective paths to market for all products, focusing its energy and attention towards the most favorable prospects.

OPERATIONS IN RUSSIA

As noted above, the Company intends to reorganize its operations in Russia into a newly formed entity of which the Company will be a 51% shareholder. This will include the operations of ATI Nuklear AG ("ATI Nuklear"), the International Center of Advanced Technologies, Ltd. ("ICAT"), Sibconvers and the International Laboratory for Nuclear Waste Management. Other than costs associated with the proposed restructuring, we do not anticipate expending any further significant amounts on these operations.

ATI Nuklear

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

ATI Nuklear intends to become active in the area of project management for various nuclear waste clean-up projects within Russia. Acting as project manager, ATI Nuklear would receive a fee for organizing all parts of the clean-up effort, including construction, engineering for transportation and intermediate and final storage of the nuclear waste.

On March 21, 2003, the Company and ATI Nuklear entered into a Restructure Agreement with Triton Private Equities Fund, and Nurescell Inc. ("Nurescell"), pursuant to which the Company acquired 100% of the technology ownership rights of Nurescell's radiation shielding technology (the "Technology") in return for the cancellation by the Company and ATI Nuklear of its $1,000,000 debt obligations owed to either of them by Nurescell. As of March 31, 2003, the Company owned 28.56% of Nurescell's outstanding common stock.

In addition, on March 24, 2003, the Company terminated the employment of Dr. Juergen P. Lempert, President of ATI Nuklear and all members of the board of directors of ATI Nuklear. Dr. Lempert has been replaced by Hans-Joachim Skrobanek, our president. The board has been replaced by Allan Klepfisz, Chai Ong and Christa Sieber. Allan Klepfisz and Chai Ong are both officers of LTDN.

International Center of Advanced Technologies

The Company owns a 50% interest in ICAT. ICAT currently owns a foam glass technology developed by Russian scientists. The foam glass technology is an innovative insulation product made from waste created in the mining of alumina. Foam glass' developers maintain the belief that the product maintains numerous advantages over traditional fiber glass insulation. It is the target of ICAT to commercialize the foam glass technology with a Russian aluminium producer.

Sibconvers

The Company owns a 50% interest in Sibconvers. Sibconvers intends to pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the conversion of Russian nuclear defense industries into high-tech non-defense and nuclear remediation enterprises and to retrain nuclear and military researchers, technicians and engineers employed in those industries. Those industries are primarily located in the closed "nuclear cities" of the Russian Federation situated in Siberia.

International Laboratory for Nuclear Waste Management

The Company has entered into an agreement with the Federal Republic of Germany-nuclear research facility-Forschungszentrum Juelich Institute fur Sicherheitsforschung and Reaktortechnik and the Institute of Physics and Engineering of Krasnoyarsk State University for the formation of a laboratory to be known as the International Laboratory for Nuclear Waste Management. This venture intends to pursue contracts and programs concerning the research, development, testing and certification for nuclear waste remediation applications in the closed "nuclear cities" of the Russian Federation.

RESULTS OF OPERATIONS AND CAPITAL RESOURCES

As of March 31, 2003, the Company had working capital of $(8,422,688), a stockholders' deficit of $8,131,025 and an accumulated deficit of $22,020,484. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

The Company has not generated significant revenue from operations since its inception and it has not been profitable since inception. Although the Company believes that it will generate revenues during the next twelve months based on expressions of interest from third parties to purchase its products, there can be no assurances as to when and whether the Company will be able to commercialize its products and technologies and realize any revenues therefrom. To date, the Company's products and technologies have not been utilized on a commercial basis. The Company expects that it will continue to generate losses until at least such time as it can commercialize its products and technologies, if ever. No assurance can be given that the Company can complete the development of any technology or that, if any technology is fully developed, that products incorporating the applicable technology can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, the Company is subject to all risks inherent in the establishment of a developing or new business.

The Company may incur substantial expenses associated with the completion of the Merger pursuant to the Merger Agreement and performing due diligence incident to the investigation of technologies suitable for acquisition. It is not possible to project what those expenses might be during the next twelve months.

The Company will require additional financing to continue to fund research and development efforts, to fund operating costs, to complete additional technology acquisitions and to complete its business plan. The Company anticipates that it will be able to raise the needed funds for continuing operations from related parties, or through the public or private placement of its securities, debt or equity financing, joint ventures, or the licensing or sale of its technologies and products. The Company continues to receive periodic financing from LTDN. Through June 18, 2003, the Company has received approximately $965,000 from LTDN pursuant to an outstanding promissory note. As noted above, $800,000 of said debt has been converted into 8,000,000 shares of Company Common Stock. While the Company anticipates that LTDN will continue to supply financing to the Company as long as the Merger Agreement is pending, there is no guarantee that such funding will be available. If the Company is not able to raise needed capital, it will be required to curtail and possibly discontinue operations. If the Company is required to curtail its operations, that could have a serious negative impact on its ability to proceed with its business plan and to commercialize and/or develop existing technologies and products or to identify and acquire new technologies.

During the next twelve months, the Company does not anticipate any significant changes in the number of employees employed by it, RESEAL, Cetoni or ATI Nuklear. The Company and its subsidiaries utilize the services of numerous consultants in their ordinary course of business.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has been notified that Dr. Juergen Lempert intends to commence legal proceedings against the Company relating to his termination as Chief Executive Officer of ATI Nuklear AG.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 21, 2003, the Company entered into a Securities Purchase Agreement with an investor for the purchase of 2,000,000 shares of the Company's common stock. The Company received $240,000 as consideration for the shares. The shares are restricted from resale for a period of one year from the date of the agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A) Reports on 8-K:

             None.

        (B) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 2.1       Agreement and Plan of Merger, dated
                                    June 14, 2003, by and among the Company, LTDnetwork, Inc. and LTDN Acquisition Corp.

                  Exhibit 2.2 Conversion Agreement dated as of June 19, 2003 between LTDnetwork, Inc. and Advanced Technology Industries, Inc.

                  Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2      Press Release, dated June 19, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: June 19, 2003             By: /s/ Hans Joachim Skrobanek
                                       --------------------------------
                                       Hans Joachim Skrobanek, President

Dated: June 19, 2003             By: /s/ James Samuelson
                                       --------------------------------
                                       James Samuelson
                                       Chief Financial Officer

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

Date: June 19, 2003          By: /s/ Hans Joachim Skrobanek
                                 -----------------------------------------------
                                 Hans Joachim Skrobanek, Chief Executive Officer

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

Date: June 19, 2003                By: /s/ James Samuelson
                                       -----------------------------------------
                                       James Samuelson, Chief Financial Officer