Form 10QSB
period 2003-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2003-09-24
CIK 1054825

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ___________________.

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

                             Seydelstrasse 28
                         Berlin, Germany, D-10117
                 (Address of principal executive offices)

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

             Yes   ( X )                              No   (   )

The number of outstanding shares of the issuer's only class of common stock as of September 19, 2003 was 62,467,270.

Transitional Small Business Disclosure Format (check one):

             Yes   (   )                              No   ( X )

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                                 JUNE 30, 2003

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                        1
         At June 30, 2003

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)             2
         For the Six Months Ended June 30, 2003 and 2002
         For the Period from Inception (October 25, 1995) to
           June 30, 2003

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)             3
         For the Three Months Ended June 30, 2003 and 2002

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         (UNAUDITED)                                                           4
           For the Six Months Ended June 30, 2003

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)           5-6
         For the Six Months Ended June 30, 2003 and 2002
         For the Period from Inception (October 25, 1995) to
           June 30, 2003

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)     7-23

    ITEM 2 - Management's Discussion and Analysis of Financial
               Conditions and Plan of Operation                               24

    ITEM 3 - Controls and Procedures                                          29


PART II - Other Information                                                   30

    ITEM 1 - LEGAL PROCEEDINGS

    ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    ITEM 5 - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    SIGNATURES AND REQUIRED CERTIFICATIONS                                    31

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                AT JUNE 30, 2003


                                   ASSETS
                                   ------


Current Assets:
  Cash                                                              $     8,345
  Prepaid expenses and other current assets                             203,285
                                                                    ------------
      Total Current Assets                                              211,630

Property, plant and equipment, net                                      225,081
Due from related parties                                                 59,946
                                                                    ------------
      Total Assets                                                  $   496,657
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

Current Liabilities:
  Loans and notes payable                                           $ 1,789,512
  Accrued liabilities, including $1,314,077 due to related
    parties                                                           6,819,702
  Obligations under capital leases                                        6,793
  Due to related parties                                                844,944
                                                                    ------------
      Total Current Liabilities                                       9,460,951

Long-term portion of obligations under capital leases                     4,649
                                                                    ------------
      Total Liabilities                                               9,465,600
                                                                    ------------
Commitments and Other Matters

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                        -
  Common stock - $0.0001 par value; 100,000,000 shares
    authorized; 62,011,270 shares issued and outstanding                  6,202
  Additional paid-in capital                                         15,729,956
  Accumulated other comprehensive loss                                 (595,245)
  Deficit accumulated during the development stage                  (24,064,856)
  Receivable on sale of stock                                           (45,000)
                                                                    ------------
      Total Stockholders' Deficiency                                 (8,968,943)
                                                                    ------------
      Total Liabilities and Stockholders' Deficiency                $   496,657
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


                                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                           For the Six Months Ended          For the Period
                                                   June 30,                  from Inception
                                          --------------------------       (October 25, 1995)
                                             2003           2002            to June 30, 2003
                                          -----------    -----------       ------------------
Revenues                                  $         --      $         --      $         --
                                          -------------     -------------     -------------
Costs and Expenses:
  Research and development                     274,506           655,661         5,298,823
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                           985,000           954,297         6,097,138
  Consulting fees                               14,633            55,496         2,861,868
  Other general and administrative
    expenses                                 1,121,994           671,242         7,252,114
  Depreciation and amortization
    expense                                     27,989           135,639           730,584
  Interest and amortization of
    debt issuance costs                        197,683           728,434         4,156,190
  Loss on impairment of license fee                 --                --           566,667
  Gain on sale of marketable
    securities                                      --          (100,818)         (875,156)
  Equity loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell Inc                       --                --         1,660,550
  Minority interest in loss of
    consolidated subsidiary                         --                --          (323,965)
                                          -------------     -------------     -------------
    Total Costs and Expenses                 2,621,805         3,099,951        27,424,813

Other (Income)/Expenses:
  Gain on sale of equipment                     (8,700)               --            (8,700)
  Interest income                               (1,569)               --            (1,569)
                                          -------------     -------------     -------------
Loss before extraordinary item              (2,611,536)       (3,099,951)      (27,414,544)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                           --                --         3,349,688
                                          -------------     -------------     -------------
Net Loss                                  $ (2,611,536)     $ (3,099,951)     $(24,064,856)
                                          =============     =============     =============

Basic and diluted loss per common
  share                                   $      (0.05)     $       (.07)
                                          =============     =============
Weighted average shares used in basic
  and diluted loss per common share         53,134,167        46,466,182
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


                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                          For the Three Months Ended
                                                                  June 30,
                                                       -------------------------------
                                                           2003               2002
                                                       -------------     -------------
REVENUES                                               $         --      $         --
                                                       -------------     -------------
COSTS AND EXPENSES:
  Research and development                                  139,527           462,081
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                                        985,000           862,893
  Consulting fees                                            10,844            20,390
  Other general and administrative expenses                 803,666           405,852
  Depreciation and amortization expense                      13,995            70,943
  Interest and amortization of debt issuance costs          101,609           123,189
                                                       -------------     -------------
    TOTAL COSTS AND EXPENSES                              2,054,641         1,945,348

Other (Income)/Expenses:
  Gain on sale of equipment                                  (8,700)               --
  Interest income                                            (1,569)               --
                                                       -------------     -------------
NET LOSS                                               $ (2,044,372)     $ (1,945,348)
                                                       =============     =============

BASIC AND DILUTED LOSS PER SHARE                       $      (0.03)     $      (0.04)
                                                       =============     =============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC AND
  DILUTED LOSS PER SHARE                                 59,164,215        46,852,472
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


                                                  ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                              (A Development Stage Company)

                                              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                                       (UNAUDITED)

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                                                                  Accumulated
                                                                    Common Stock                Additional          Other
                                                               ------------------------          Paid-in         Comprehensive
                                                                 Shares       Amount             Capital         Income (Loss)
                                                               -----------   ----------         -----------      -------------

For the Six Months Ended June 30, 2003:
--------------------------------------
Balance - January 1, 2003                                      49,650,593      $    4,966       $13,706,192       $  121,413

Issuance of stock on conversion of loan                         8,000,000             800           799,200            -
Issuance of stock for consulting fees                           2,000,000             200           939,800            -
Issuance of stock for cash                                      2,000,000             200           239,800            -
Issuance of stock for legal services                              360,677              36            44,964            -

Comprehensive Income:
  Net loss                                                           -               -                -                -
    Other comprehensive loss,
      net of tax:
        Foreign currency translation
          adjustment                                                 -               -                -             (716,658)
                                                               -----------     -----------      ------------      -----------
Balance - June 30, 2003                                        62,011,270      $    6,202       $15,729,956         (595,245)
                                                               ===========     ===========      ============      ===========

                                              Deficit
                                            Accumulated                                            Total
                                            During the          Unearned       Receivable       Stockholders'
                                            Development         Financing      on Sale of          Equity         Comprehensive
                                              Stage               Costs          Stock          (Deficiency)      Income/(Loss)
                                            -----------        ----------      ----------       ------------      -------------

For the Six Months Ended
  June 30, 2003:
--------------------------
Balance - January 1, 2003                   $(21,453,320)      $    -          $  (45,000)      $(7,665,749)      $    -

Issuance of stock on conversion
  of loan                                        -                  -               -               800,000            -
Issuance of stock for consulting
  fees                                           -                  -               -               940,000            -
Issuance of stock for cash                       -                  -               -               240,000            -
Issuance of stock for legal
  services                                       -                  -               -                45,000            -

Comprehensive Income:
  Net loss                                    (2,611,536)           -              -             (2,611,536)       (2,611,536)
    Other comprehensive
      loss, net of tax:
         Foreign currency
           translation adjustment                 -                 -              -               (716,658)         (716,658)
                                            -------------      -----------     -----------      ------------      ------------
Balance - June 30, 2003                     $(24,064,856)      $    -          $  (45,000)      $(8,968,943)      $(3,328,194)
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


                                                   ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                               (A Development Stage Company)

                                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (UNAUDITED)

                                                                                                           For the Period
                                                                     For the Six Months Ended              from Inception
                                                                              June 30,                    (October 25, 1995)
                                                                   -----------------------------             to June 30,
                                                                       2003             2002                    2003
                                                                   ------------      -----------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(2,611,536)      $(3,099,951)           $(24,064,856)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc                        -                 -                      850,431
      Writedown of equity investment in Nurescell
        Inc.                                                            -                 -                      810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license                    -                 -                     (405,432)
      Extraordinary gain                                                -                 -                   (3,349,688)
      Gain on sale of marketable securities                             -               (100,818)               (875,156)
      Compensatory element of stock issuances
        pursuant to consulting, professional and
        other agreements                                               985,000           954,297               6,097,138
      Acquisition of Aberdeen                                           -                 -                      650,000
      Interest and amortization of debt issuance
        costs                                                           -                576,104               3,105,622
      Research and development                                          -                 -                      437,368
      Depreciation and amortization                                     27,989           135,639                 730,584
      Loss on impairment of license fee                                 -                 -                      566,667
      Gain on sale of property, plant and equipment                     (8,700)           -                       (8,700)
      Cumulative translation adjustment                               (716,658)         (204,946)               (595,245)
  Changes in Operating Assets and Liabilities:
    Prepaid expenses and other current assets                          (16,519)           26,842                (203,285)
    Accrued liabilities                                              1,431,950           784,190               6,936,595
                                                                   ------------      ------------           -------------
    Net Cash Used in Operating Activities                             (908,474)         (928,643)             (9,317,838)
                                                                   ------------      ------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (12,690)          (90,883)               (485,027)
  Proceeds from sale of property, plant
    and equipment                                                        8,700            -                        8,700
  Proceeds from sale of marketable securities                           -                332,095               3,012,656
                                                                   ------------      ------------           -------------
    Net Cash (Used in) Provided by Investing
      Activities                                                        (3,990)          241,212               2,536,329
                                                                   ------------      ------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of license fee payable                                       -                 -                     (594,568)
 Proceeds from exercise of options                                      -                 -                       36,000
 Proceeds from issuance of common stock                                240,000            -                      881,975
 Offering costs                                                         -                 -                      (50,000)
 Proceeds from loans                                                   965,328            -                    4,109,885
 Repayment of loans                                                   (322,816)         (291,633)               (835,828)
 Proceeds from convertible debentures                                   -                 -                      750,000
 Financing costs                                                        -                 -                      (75,000)
 Due from (to) related parties, net                                     36,581           797,513               2,193,253
 Payments under capital lease obligations                               (5,180)           (6,159)                (25,863)
 Proceeds from sale of minority interest in Reseal,
   Ltd.                                                                 -                125,000                 400,000
                                                                   ------------      ------------           -------------
    Net Cash Provided by Financing Activities                          913,913           624,721               6,789,854
                                                                   ------------      ------------           -------------
Increase (Decrease) in Cash                                              1,449           (62,710)                  8,345

Cash - Beginning of Year                                                 6,896            53,540                 -
                                                                   ------------      ------------           -------------
Cash - End of Period                                               $     8,345       $    (9,170)           $      8,345
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


               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                                                         For the Period
                                                                    For the Six Months Ended             from Inception
                                                                             June 30,                  (October 25, 1995)
                                                                 -------------------------------           to June 30,
                                                                     2003              2002                   2003
                                                                 ------------       ------------          ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                                     $    -             $    10,021           $   152,098
                                                                 ============       ============          ============
    Income taxes                                                 $    -             $    -                $    -
                                                                 ============       ============          ============

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
  ACTIVITIES:
-----------------------------------------------

  Equipment purchased under capital lease
    obligations                                                  $    -             $    -                $    58,306
                                                                 ============       ============          ============
  Convertible debentures and interest assumed by
    Eurotech                                                     $    -             $    -                $ 1,212,188
                                                                 ============       ============          ============
  Debt converted to equity                                       $   800,000        $    -                $ 3,044,545
                                                                 ============       ============          ============
  Accrued expenses converted to equity                           $    -             $    -                $   116,893
                                                                 ============       ============          ============
  Loans from related parties converted to equity                 $    -             $    -                $   467,873
                                                                 ============       ============          ============


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

During December of 1999, ATI acquired all of the outstanding capital stock of Cetoni, a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Cetoni is a development-stage company and as such has had no revenue or earnings from operations.

On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During June 2001, ATI acquired the remaining 51% interest in Nurescell AG and during July 2001, Nurescell AG changed its name to ATI Nuklear AG. ATI Nuklear is a development-stage company focused on development nuclear waste remediation technologies. Since inception, ATI Nuklear has had no revenues or earnings from operations.

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., which was incorporated under the laws of the State of Delaware. Reseal is a development-stage company organized to commercialize its proprietary "resealable" packaging systems technology. This patented system for resealing "pop-top" cans for both soft drinks and beer has been developed and Reseal believes it is ready for commercial introduction. Since inception, Reseal has had no revenue or earnings from operations.

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Organization and Description of Business (Continued)
----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented and are necessary to ensure that the financial statements of the Company are not misleading. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Going-Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2003. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. At June 30, 2003, the Company had an accumulated deficit since inception of ($24,064,856). The Company is in arrears on substantially all of its liabilities.

Management's business plan will require additional financing. To support its operations during the six months ended June 30, 2003, the Company borrowed monies from LTD Network, Inc (Note 3). Additionally, during the three months ended June 30, 2003, the Company completed an equity financing whereby it sold 2,000,000 shares of its restricted common stock to foreign investors pursuant to Regulation S of the Securities Act of 1933, as amended, for an aggregate amount of $240,000.

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Continued Existence
-------------------

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

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

At June 30, 2003, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

                                                         %            Country of
                                                       Owned          Operations
                                                      -------         ----------

                Flexitech, Ltd. ("Flexitech")          20.00%           Israel
                Pirocat, Ltd. ("Pirocat")              20.00%           Israel
                Sibconvers                             50.00%           Russia
                Container Engineering, Ltd             50.00%           Russia

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

Comprehensive Income (Loss)
---------------------------

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

Accumulated other comprehensive income, at June 30, 2003, consists of foreign currency translation adjustments in the amount of $595,245.

Comprehensive loss was $716,658,$204,946,$101,888 and $17,643 for the 6 months ended June 30, 2003 and 2002 and the three months ended June 30, 2003 and 2002, respectively.

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

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)
------------------------

The additional disclosures required by SFAS No. 148 are as follows:

                                                                                      June 30,
                                                                                2003              2002
                                                                            ------------      ------------
       Net loss applicable to common stockholders, as reported              $(2,611,536)      $(3,099,951)
       Add:  Stock-based employee compensation expense
               included in reported net loss applicable to
               common stockholders                                                -                 -
       Less: Total stock-based employee compensation expense
               determined under the fair value-based method of
               all awards                                                         -                 -
                                                                            ------------      ------------
       Proforma Net Loss Applicable to Common Stockholders                  $(2,611,536)      $(3,099,951)
                                                                            ============      ============
       Net loss applicable to common stockholders per basic
           and dilutive shares:
           As reported                                                            $(.04)            $(.07)
                                                                                  ======            ======
           Proforma                                                               $(.04)            $(.07)
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

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company adopted SFAS No. 145 as of the six months ended June 30, 2003,. The adoption had no significant impact on the Company's financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 has been adopted as of April 30, 2003 and had no significant impact on the Company's financial statements.

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 had no significant impact on its consolidated financial position or results of operations

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provision of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provision relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

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

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 3 - MERGER AND CONVERSION AGREEMENTS

Merger Agreement - LTDN
-----------------------

On June 18, 2003, the Company entered into an agreement and Plan of Merger the "Merger Agreement") by and among the Company, LTDnetwork, Inc., a Delaware corporation ("LTDN") and LTDN Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into LTDN, and LTDN will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, stockholders of LTDN will receive in exchange for such stockholders shares of common stock of LTDN, such number of shares of common stock, par value $0.0001 per share, of the Company ("Company Common Stock") such that after the issuance of such shares of Company Common Stock, such stockholders of LTDN will own in the aggregate at least 58% of the outstanding shares of Company Common Stock. Such percentage of shares of Company Common Stock to be issued to the stockholders of LTDN may be increased depending on the amount of cash on LTDN's balance sheet and the existence of certain liabilities of the Company, in each case at the time of the Merger.

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

Conversion Agreement
--------------------

Through June 30, 2003 the Company had received approximately $965,000 from LTDN pursuant to an outstanding promissory note, which was secured by certain patents relating to the resealable can. On June 19, 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding Company debt held by LTDN into 8,000,000 shares of Company Common Stock which represented approximately 14% of the outstanding Company Common Stock. In addition, LTDN released the security for such debt. At June 30,2003 $165,000 was outstanding under such promissory note.

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 4 - NURESCELL INC RESTRUCTURE AGREEMENT

On March 21, 2003, the Company and Nurescell Inc. ("Nurescell") entered into a Restructure Agreement pursuant to which the Company agreed to cancel its $1 million principal promissory note and related interest due from Nurescell in consideration of Nurescell transferring to the Company the licensed technology. This transaction requires the approval of the shareholders of Nurescell. The Company understands that Nurescell is currently discussing the applicable disclosure document with the Securities and Exchange Commission.

NOTE 5 - EQUIPMENT

Equipment at June 30, 2003 consisted of the following:

                Machinery and equipment                             $  234,761
                Transportation equipment                               144,789
                Office furniture and fixtures                          167,675
                Software                                                13,615
                                                                    -----------
                                                                       560,840
                Less: Accumulated depreciation                        (335,759)
                                                                    -----------
                                                                    $  225,081
                                                                    ===========

Depreciation expense for the six months ended June 30, 2003 and 2002 amounted to $27,989 and $135,639, respectively.

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2003 consist of the following:


                Consulting fees (including related
                  parties of $955,176)                              $2,691,045
                Professional fees                                    1,626,548
                Interest (including related parties
                  of $336,986)                                         929,634
                Payroll and other taxes                                633,425
                Other                                                  939,050
                                                                    -----------
                      Total                                         $6,819,702
                                                                    ===========

NOTE 7 - STOCKHOLDERS' DEFICIENCY

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

         Options to purchase common stock                                           1,413,672
         Warrants to purchase common stock                                            625,000
                                                                                   ----------
         Total as of June 30, 2003                                                  2,038,672
                                                                                   ==========
         Substantial Issuances After June 30, 2003 through September 23,
           2003:

             Shares issued for payment of consulting fee                              595,000

             Shares issued pursuant to conversion of accrued liabilities            1,526,238

             Shares issuable re: Proposed Acquisition of Alfa-Pro Products GmbH    20,000,000

In addition, additional shares will be issuable to LTDN at the closing of the proposed transaction which will increase LTDN's ownership percentage to not less than 58% (See Note 3).

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 8 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC, ,LTD ("ERBC"), an affiliate of the Company by virtue of common stockholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of June 30, 2003 is $955,176 related to this agreement.

Russian Contracts for Research and Development
----------------------------------------------

In October of 2001, pursuant to a research and development agreement, a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch agreed to perform various contract research and development services related to technology licensed by the Company from Nurescell Inc. for a total price of $985,000. As a result of nine amendments to this contract the payments and performance of services were rescheduled to occur commencing with the quarter ended March 31, 2003 and to be completed by September 30, 2003. As of June 30, 2003, the Company has paid $100,000 under this agreement, which has been charged to research and development expenses during the year ended December 31, 2002.

During October 2002, pursuant to a research and development agreement, a branch of the Ministry of the Atomic Energy of the Russian Federation agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended September 30, 2003 and to be completed within one year. As of June 30, 2003, the Company has not made any payments under this contract.

Technology Purchase
-------------------

In connection with an oral agreement, the Company has agreed to acquire the rights to certain technologies now held by a German Bank, for an estimated purchase price of $500,000 payable in cash and/or Company's common stock. This transaction is expected to close during the year ended December 31, 2003.

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 8 - COMMITMENTS AND OTHER MATTERS (Continued)

Royalty Fees
-------------

Pursuant to a Patent Maintenance and Development Contract dated May 31, 2002, the Company agreed to pay to certain persons a royalty fee equal to 1% of the sales revenue the Company receives from the sale of resealable cans that are manufactured or distributed worldwide under a license from the Company. Such persons agreed to provide research and development services to the Company with respect to the commercialization of the resealable can. As of September 23, 2003, the Company had not received any revenue with respect to sales of the resealable can and, therefore, as of such date, the Company had not paid any royalty fees pursuant to such agreement.

Legal Dispute
-------------

As of June 30, 2003, the Company has been notified that Dr. Jergen Lempert intended to commence legal proceeding against the Company relating to his termination as Chief Executive Officer of ATI Nuklear. The Company does not believe the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

Lien on Star Can Patents
------------------------

During June 2003,the Company became aware that a lien had been placed against the patents relating to the resealable can by Paxsys Ltd., a Bermuda corporation, in connection with a failed financing. The Company disputes the validity of the claim and intends to take vigorous action to remedy the situation and have the lien removed.

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

Segment results for the six months ended June 30, 2003 and 2002 are as follows:


                           U.S.A.       Germany       Eliminations  Consolidated
                       ------------   ------------    ------------  ------------
    2003:
    ----

Loss before extra-
  ordinary item         $   (1,090,00)  $(1,521,536)     $   --     $(2,611,536)
                        ==============  ============     =======    ============
Depreciation and
 amortization           $          --   $    27,989      $   --     $    27,989
                        ==============  ============     =======    ============

Identifiable Assets     $      59,946   $   436,711      $   --     $   496,657
                        ==============  ============     =======    ============
2002:
-----

Loss before extra-
  ordinary item         $    (765,189)  $(1,606,328)     $   --     $(2,371,517)
                        ==============  ============     =======    ============
Depreciation and
 amortization           $          --   $   135,639      $   --     $   135,639
                        ==============  ============     =======    ============

Identifiable Assets     $      59,946   $   876,481      $   --     $   936,427
                        ==============  ============     =======    ============

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 9 - SEGMENT REPORTING (Continued)

Segment results for the three months ended June 30, 2003 and 2002 are as follows:

                                      U.S.A.             Germany          Eliminations       Consolidated
                                  -------------        -----------        ------------       ------------
2003:
----
Loss before extra-
  ordinary item                    $(1,030,00)         $(1,014,372)       $    -              $(2,044,372)
                                   ===========         ============       ===========         ============
Depreciation and
 amortization                      $    -              $    13,995        $    -              $    13,995
                                   ===========         ============       ===========         ============

Identifiable Assets                $   59,946          $   436,711        $    -              $   496,657
                                   ===========         ============       ===========         ============
2002:
----

Loss before extra-
  ordinary item                    $ (734,603)         $  (482,311)       $    -              $(1,216,914)
                                   ===========         ============       ===========         ============
Depreciation and
 amortization                      $    -              $    70,943        $    -              $    70,943
                                   ===========         ============       ===========         ============

Identifiable Assets                $  59,946           $   876,481        $    -              $   936,427
                                   ===========         ============       ===========         ============

NOTE 10 - SUBSEQUENT EVENTS

Conversion Agreements
---------------------

During July, 2003, the Company and a former consultant entered into a conversion agreement pursuant to which the Company and such consultant agreed to convert EURO 108,402 of outstanding consulting fees due to such consultant into 510,000 shares of Company Common Stock. 165,000 of such shares were issued under the Company's outstanding Form S-8 registration statement and 345,000 were issued pursuant to Regulation S under the Securities Act. Upon issuance of such Company Common Stock, all claims of such consultant were satisfied.

On July 15,2003, the Company and the chief financial officer of the Company entered into a conversion agreement pursuant to which the Company and such employee agreed to convert $265,800 of accrued salary due to such employee into 1,526,238 shares of Company Common Stock. The Company has agreed to file a registration statement on Form S-8 in order to register the shares being issued to such employee. Such employee has agreed to certain restrictions on the number of shares of Company Common Stock he can sell over certain periods of time. As of September 23, 2003, none of these shares had been issued to such employee.

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 10 - SUBSEQUENT EVENTS (Continued)

Asset Purchase Agreement--Alfa Pro Products Gmbh
------------------------------------------------

On July 11, 2003, the Company entered into an Asset Purchase Agreement with Alfa-Pro Products GmbH ("Alfa-Pro") and Alice Schlattl pursuant to which ATI will purchase all of the intellectual property rights of Alfa-Pro in consideration for cash in an amount not to exceed $90,000 and the issuance of 20,000,000 unregistered shares of Company Common Stock (such number of issued shares will represent less than 10% of the outstanding shares of Company Common Stock following the merger with LTDN). In addition, the Company has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro. The Alfa-Pro asset purchase is scheduled to close immediately prior to the Merger with LTDN.


Nuclear Technologies, Inc.
--------------------------

On July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear, Nuclear Technologies, Inc., a newly formed Delaware corporation ("Nuclear Technologies"), Hans Skrobanek, the chief executive officer and a director of the Company, and Peter Goerke, an officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuclear Technologies ("Nuclear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuclear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and (b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1. Following the consummation of such transaction, Nuclear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke.

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 10 - SUBSEQUENT EVENTS (Continued)


Subsequent Stock Issuances
--------------------------

On September 17, 2003, the Company issued 85,000 shares of its common stock for the satisfaction of $18,700 in consulting fees.

During July, 2003, the Company and a former consultant entered into a conversion agreement pursuant to which the Company and such consultant agreed to convert EURO 108,402 of outstanding consulting fees due to such consultant into 510,000 shares of Company Common Stock.

AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT
---------------------------------------------------

In October 1999, the Company acquired all of the capital stock of Cetoni, a German company, in consideration for 5,000,000 shares of Company Common Stock. In April 2002, the Company and the seller amended the terms of the purchase in order to satisfy certain German requlatory requirements. Pursuant to such agreement, the Company agreed to pay the seller $130,000 and the Company acknowledged a prior assumption of certain obligations related to the seller in the amount of Euro 387,303.60 (such assumed liability had been previously accounted for in the consolidated financial statements of the Company and as of the date of the agreement was equal to approximately $195,000). In addition, as part of this transaction the seller orally agreed to return the 5,000,000 shares of Company Common Stock originally issued in the 1999 transaction. A third party obtained such shares before they were returned to the Company. In August, 2003, the Company and such third party entered into a settlement agreement pursuant to which such third party agreed to transfer, and to cause certain relatives and affiliates of such third party to transfer, to the Company 2,095,000 shares of Company Common Stock (the Company also anticipates that it may receive an additional 1,800,000 shares of Company Common Stock that such third party pledged for a loan) and approximately 1,700,000 shares of common stock (the "Settlement Shares") of another publicly traded company valued at $374,000 as of September 19, 2003. In addition, such third party agreed to cancel an obligation of the Company to pay such third party approximately $749,000. Furthermore, such third party executed a promissory note to pay the Company $197,000 (which equaled the then outstanding amount existing under a previously issued promissory note payable by the Company to the third party's wife) on or prior to August 11, 2005 and such third party's wife agreed to extend the maturity date of her existing promissory note until the payment by such consultant of his promissory note. In addition, the Company plans to account for the gain related to this settlement agreement as an increase to paid-in-capital during the quarter ended September 30, 2003. The Company plans to amend its financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 to reflect the revised disclosures of the Cetoni transaction and settlement agreement.

Based on the preliminary analysis, the amendment will not change the Results of Operations or the Stockholders' Deficiency.

ITEM 2. PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Advanced Technology Industries, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2002. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; changes in regulations or laws that adversely impact the ability of our subsidiary, ATI Nuklear AG, to undertake the management of nuclear waste clean-up projects in Russia; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

ACQUISITIONS.

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which is filed as Exhibit 2.1 to the Company's Form 10-QSB for the quarterly period ended March 31, 2003 and is incorporated herein by reference.

Through June 30, 2003, the Company had received approximately $965,000 from LTDN pursuant to an outstanding promissory note which was secured by certain patents relating to the resealbale can. On June 19, 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding Company debt held by LTDN into 8,000,000 shares of Company Common Stock which represented approximately 14% of the outstanding shares of Company Common Stock. In addition, LTDN released the security for such debt. At June 30, 2003, $165,000 was outstanding under such promissory note.

Alfa-Pro Products Gmbh--Acquisition of Assets.

On June 28, 2003, the Company entered into an Asset Purchase Agreement (the "Alfa-Pro Asset Purchase Agreement") with Alfa-Pro Products GmbH ("Alfa-Pro") and Alice Schlattl pursuant to which ATI will purchase all of the intellectual property rights of Alfa-Pro in consideration for cash in an amount not to exceed $90,000 and the issuance of 20,000,000 unregistered shares of Company Common Stock (such number of issued shares will represent less than 10% of the outstanding shares of Company Common Stock following the merger with LTDN . In addition, the Company has agreed to pay off certain debts ofaffiliates and related parties of Alfa-Pro. The Alfa-Pro asset purchase is scheduled to close immediately prior to the Merger with LTDN.


The foregoing description of the Alfa-Pro Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Asset Purchase Agreement, which is filed as Exhibit 2.3 hereto and is incorporated herein by reference.

COMPANY OPERATIONS.

General.

The Company is a development stage company and its efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. This discussion provides an analysis of the Company's anticipated plan of operation for the next 12 months.

The Company was formed in 1995 to acquire and commercialize new or previously existing but non-commercialized technologies, particularly those developed by scientists and engineers in Israel, Russia, and Germany. The Company's principal activities include identifying, reviewing and assessing these technologies for their commercial applicability and potential. Once suitable technologies are identified, the Company may acquire a direct interest in these technologies, a right to use these technologies, and/or an ownership interest in the entity owning these technologies. The acquisition of technologies by the Company may be made by the issuance of Company Common Stock or other securities, cash or other consideration, or a combination thereof.

During the next 12 months the Company intends to concentrate on the (i) consummation of the Merger pursuant to the Merger Agreement, (ii) commercialization of products developed by RESEAL, Ltd, the Company's 96% owned subsidiary ("RESEAL"), (iii) commercialization of products developed by Cetoni Umwelttechnologie EntwicklungsGmbH, the Company's 100% owned subsidiary ("Cetoni") (iv) if the transactions under the Alfa-Pro Asset Purchase Agreement are consummated, the commercialization of products developed from the acquired intellectual property and (v) development of anynew products created by the founder of Cetoni. In addition, the Company also intends to substantially restructure its operations in Russia. In connection with such reorganization, on July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear AG, a wholly owned subsidiary of the Company ("Nuklear AG"), Nuclear Technologies, Inc., a newly formed Delaware corporation ("Nuclear Technologies"), Hans Skrobanek, the president and a director of the Company, and Peter Goerke, an officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuclear Technologies ("Nuclear Common Stock"),
(i) the Company and ATI Nuklear will transfer certain assets to Nuclear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and
(b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1. As part of the reorganization, it is anticipated that the Company will pay approximately $56,000 of existing liabilities in connection with such assumed assets and will convert approximately $163,000 of existing liabilities in connection with such assumed assets into shares of Company Common Stock. Following the consummation of such transaction, Nuclear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. Other than as noted above, the Company currently anticipates that Nuclear Technologies will arrange to finance its own operations and that the Company will not be responsible for such funding. The Company anticipates that such reorganization will be completed in the fourth quarter of 2003.

Reseal.

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

Cetoni.

Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. The markets for Cetoni's products are automotive accessory (Tool Star and Ring Memory), healthcare (Pharmaceutical packaging), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office and general consumer markets (Light Boy and Cleaning Center). It is anticipated that Cetoni will devote the majority of its focus during the next 12 months on the successful commercialization of RESEAL's products, which it developed, and to prepare the commercialization of the above products.

The Company plans to review the commercialization prospects of all products and investigate the most efficient and effective paths to market for all products, focusing its energy and attention towards the most favorable prospects.

Operations in Russia.

As noted above, the Company intends to reorganize its Russian based and/or nuclear operations into Nuclear Technologies. Other than costs associated with the restructuring and an approximately $56,000 payment, we do not anticipate expending any further significantamounts on these operations. The following is a description of the operations that are contemplated to be transferred to Nuclear
Technologies:

ATI Nuklear.

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

On March 21, 2003, the Company and ATI Nuklear entered into a Restructure Agreement (the "Nurescell Restructure Agreement") with Triton Private Equities Fund, and Nurescell Inc. ("Nurescell"), pursuant to which the Company and ATI Nuklear agreed to cancel $1,000,000 of debt owed to them in consideration for the transfer to ATI Nuklear of 100% of the technology ownership rights of Nurescell's radiation shielding technology. This transaction requires the approval of the shareholders of Nurescell. The Company understands that Nurescell is currently discussing the applicable disclosure document with the Securities and Exchange Commission. Such technology will be transferred to Nuclear Technlogies once it is transferred to ATI Nuklear.

International Center of Advanced Technologies.

The Company owns a 50% interest in the International Center of Advanced technologies ("ICAT"). ICAT currently owns a foam glass technology developed by Russian scientists. This foam glass technology is an innovative insulation product made from waste created in the mining of alumina. The developers of this foam glass technology maintain the belief that the product maintains numerous advantages over traditional fiber glass insulation. It is the target of ICAT to commercialize the foam glass technology with a Russian aluminium producer.

Sibconvers.

The Company owns a 50% interest in Sibconvers. Sibconvers intends to pursue programs offered by various governmental agencies of Russia, the United States, and European Union countries for the conversion of Russian nuclear defense industries into high-tech non-defense and nuclear remediation enterprises and to retrain nuclear and military researchers, technicians and engineers employed in those industries. Those industries are primarily located in the closed "nuclear cities" in Siberia.

International Laboratory for Nuclear Waste Management.

The Company is a party to an agreement with the Federal Republic of Germany-nuclear research facility-Forschungszentrum Juelich Institute fur Sicherheitsforschung and Reaktortechnik and the Institute of Physics and Engineering of Krasnoyarsk State University that provides for the formation of a laboratory to be known as the International Laboratory for Nuclear Waste Management. This venture intends to pursue contracts and programs concerning the research, development, testing and certification for nuclear waste remediation applications in the closed "nuclear cities" in Siberia.

Russian Contracts for Research and Development.

The Company is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology licensed by the Company from Nurescell for a total price of $985,000 (as described above, upon consummation of the Nurescell Restructure Agreement such technology will be owned by ATI Nuklear and then transferred to Nuclear Technolgies). To date, services have not been provided and we are in the process of renegotiating the terms and conditions of this agreement.

The Company is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended September 30, 2003 and to be completed within one year.

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of June 30, 2003, the Company had working capital of $(9,249,321), a stockholders' deficit of $8,968,943 and an accumulated deficit of $24,064,856. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

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

The Company will require additional financing to continue to fund research and development efforts, to fund operating costs, to complete additional technology acquisitions and to complete its business plan. The Company anticipates that it will be able to raise the needed funds for continuing operations from related parties, or through the public or private placement of its securities, debt or equity financing, joint ventures, or the licensing or sale of its technologies and products. The Company continues to receive periodic financing from LTDN. Through June 30, 2003, the Company has received approximately $965,000 from LTDN pursuant to an outstanding promissory note. As noted above, $800,000 of said debt has been converted into 8,000,000 shares of Company Common Stock. While the Company anticipates that LTDN will continue to provide financing to the Company as long as the Merger Agreement is pending, there is no guarantee that such funding will be available. In addition, the Company intends to sell the Settlement Shares (as defined below) and use the proceeds from such sale to fund current operations and to pay certain liabilities.

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

AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT

In October 1999, the Company acquired all of the capital stock of Cetoni, a German company, in consideration for 5,000,000 shares of Company Common Stock. In April 2002, the Company and the seller amended the terms of the purchase in order to satisfy certain German regulatory requirements. Pursuant to such agreement, the Company agreed to pay the seller $130,000 and the Company acknowledged a prior assumption of obligations related to the seller in the amount of Euro 387,303.60 (such assumed liability had been previously accounted for in the consolidated financial statements of the Company and as of the date of the agreement was equal to approximately $195,000). In addition, as part of this transaction the seller orally agreed to return the 5,000,000 shares of Company Common Stock originally issued in the 1999 transaction. A third party obtained such shares before they were returned to the Company.

In August, 2003, the Company and such third party entered into a settlement agreement pursuant to which such consultant agreed to transfer, and to cause certain relatives and affiliates of such third party to transfer, to the Company 2,095,000 shares of Company Common Stock (the Company also anticipates that it may receive an additional 1,800,000 shares of Company Common Stock that such third party pledged for a loan) and approximately 1,700,000 shares of common stock (the "Settlement Shares") of another publicly traded company valued at $374,000 as of September 19, 2003. In addition, such third party agreed to cancel an obligation of the Company to pay such third party approximately $749,000. Furthermore, such third party executed a promissory note to pay the Company $197,000 (which equaled the then outstanding amount existing under a previously issued promissory note payable by the Company to the third party's wife) on or prior to August 11, 2005 and such third party's wife agreed to extend the maturity date of her existing promissory note until the payment by such third party of his promissory note. In addition, the Company plans to account for the gains related to this settlement agreement as an increase to paid-in-capital during the quarter ended September 30, 2003. The Company plans to restate its financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 to reflect the revised disclosures of the Cetoni transaction and settlement agreement. Based on the preliminary analysis, the amendment will not change Results of Operations or Stockholders' Deficiency.

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, evaluated the the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have identified certain areas of the Company's disclosure controls and procedures that need to be improved in order to make them more effective in timely making known to them material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act. There have not been changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to effect, its internal control over financial reporting. However, since June 30, 2003, the Company has begun to institute changes in its internal controls over financial reporting in order to implement the needed improvements referenced above, including more formalized reporting procedures between the Company's offices.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has been notified that Dr. Juergen Lempert intends to commence legal proceedings against the Company relating to his termination as Chief Executive Officer of ATI Nuklear AG.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 8, 2003, the Company issued 360,677 shares of restricted Company Common Stock for the satisfaction of $45,000 in legal fees. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

On May 21, 2003, the Company entered into a Securities Purchase Agreement with an investor for the sale of 2,000,000 shares of restricted Company Common Stock in consideration for $240,000. Such issuance was effected pursuant to Regulation S under the Securities Act.

On June 19, 2003 the Company issued 2,000,000 shares of restricted Company Common Stock to a consultant. These shares have been valued at $940,000 and expensed during the period ended June 30, 2003. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

On June 18, 2003, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $800,000 of debt owed to it into 8,000,000 shares of restricted Company Common Stock. Such issuance was effected pursuant to Regulation S under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has been notified by a creditor that such creditor believes that the Company is in default with respect to a loan in the principal amount of $260,000 (plus interest and late fees). The Company is currently evaluating the validity of such creditor's claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

                  Exhibit 2.1 Agreement and Plan of Merger, dated as June 18, 2003, among Advanced Technology Industries, Inc., LTDnetwork, Inc. and LTDN Acquisition Corp. (1)

                  Exhibit 2.2 Conversion Agreement, dated as of June 19, 2003, between LTDnetwork, Inc. and the Advanced Technology Industries, Inc.
         (1)

                  Exhibit 2.3 Asset Purchase Agreement, dated as of July 11, 2003, among Advanced Technology Industries, Inc., Alfa-Pro Products Gmbh and Alice Schlattl

                  Exhibit 2.4 Assignment of Shares, dated April 29, 2002, between Alice Schlattl and Advanced Technology Industries, Inc. (this copy of the contract has been translated from the executed version which was written in German)

                  Exhibit 10.1 Release and Stock Purchase Agreement, dated as of July 15, 2003, between James Samuelson and Advanced Technology Industries, Inc.

                  Exhibit 10.2 Stock Subscription Agreement, dated as of July 28, 2003, among Advanced Technology Industries, Inc., ATI Nuklear AG, Nuclear Technologies, Inc., Hans-Joachim Skrobanek and Peter Goerke

                  Exhibit 31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003

                  Exhibit 31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003

                  Exhibit 32.1 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003

         (1) Incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (File No. 0-230761)

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: September 24, 2003             By: /s/ Hans Joachim Skrobanek
                                          ---------------------------------
                                          Hans Joachim Skrobanek, President

Dated: September 24, 2003             By: /s/ James Samuelson
                                          ---------------------------------
                                          James Samuelson
                                          Chief Financial Officer