Form 10QSB
period 2003-09-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2003-12-23
CIK 1054825

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

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

             Yes   (X)                              No   ( )

The number of outstanding shares of the issuer's only class of common stock as of December 22, 2003 was 62,922,270.

Transitional Small Business Disclosure Format (check one):

             Yes   ( )                              No   (X)

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2003


                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION

    ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                    1
         At September 30, 2003

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)         2
         For the Nine Months Ended September 30, 2003 and 2002
         For the Period from Inception (October 25, 1995) to
           September 30, 2003

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)         3
         For the Three Months Ended September 30, 2003 and 2002

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         (UNAUDITED)                                                       4-5
           For the Nine Months Ended September 30, 2003

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)         6-7
         For the Nine Months Ended September 30, 2003 and 2002
         For the Period from Inception (October 25, 1995) to
           September 30, 2003

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)   8-24

    ITEM 2 - Management's Discussion and Analysis of Financial             25
               Conditions and Plan of Operation

    ITEM 3 - Controls and Procedures                                       30


PART II - Other Information                                                31

    ITEM 1 - LEGAL PROCEEDINGS                                             31

    ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                     31

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               31

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           31

    ITEM 5 - OTHER INFORMATION                                             31

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              32

    SIGNATURES AND REQUIRED CERTIFICATIONS                                 33

            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                              AT SEPTEMBER 30, 2003


                                   ASSETS
                                   ------


Current Assets:
  Marketable securities                                            $    214,887
  Prepaid expenses and other current assets                             216,766
                                                                   -------------
      Total Current Assets                                              431,653

Property, plant and equipment, net                                      211,087
Notes receivable - related party                                        200,000
Due from related parties                                                 59,946
                                                                   -------------
      Total Assets                                                 $    902,686
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current Liabilities:
  Bank overdraft                                                   $      5,412
  Loans and notes payable                                             1,796,862
  Accrued liabilities, including $1,376,882 due to
    related parties                                                   6,911,802
  Obligations under capital leases                                        6,792
  Due to related parties                                                124,463
                                                                   -------------
      Total Current Liabilities                                       8,845,331

Notes Payable                                                           150,000
Long-term portion of obligations under capital leases                     4,649
                                                                   -------------
      Total Liabilities                                               8,999,980
                                                                   ------------
Commitments and Other Matters

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 100,000,000 shares
    authorized; 60,511,270 shares issued and outstanding                  6,053
  Additional paid-in capital                                         17,033,675
  Accumulated other comprehensive loss                                 (625,198)
  Deficit accumulated during the development stage                  (24,466,824)
  Receivable on sale of stock                                           (45,000)
                                                                   -------------
      Total Stockholders' Deficiency                                 (8,097,294)
                                                                   -------------
      Total Liabilities and Stockholders' Deficiency               $    902,686
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


                ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                           For the Nine Months Ended    For the Period
                                                 September 30,          from Inception
                                        ----------------------------- (October 25, 1995)
                                            2003             2002   to September 30, 2003
                                        -------------   -------------   -------------

Revenues                                $         --    $         --    $         --
                                        -------------   -------------   -------------
Costs and Expenses:
  Research and development                   326,627         951,296       5,350,944
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                       1,003,700       1,422,047       6,115,838
  Consulting fees                             75,143         476,798       2,922,378
  Other general and administrative
    expenses                              1, 268,664       1,524,393       7,398,784
  Depreciation and amortization
    expense                                   41,982         198,582         744,577
  Interest and amortization of
    debt issuance costs                      315,642         814,034       4,274,149
  Gain on sale of marketable
    securities                                    --        (100,818)       (875,156)
  Equity loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell Inc.                    --              --       1,660,550
  Minority interest in loss of
    consolidated subsidiary                       --              --        (323,965)
  Loss on impairment of license fee               --         566,667         566,667
                                        -------------   -------------   -------------
    Total Costs and Expenses               3,031,758       5,852,999      27,834,766

Other (Income)/Expenses:
  Gain on sale of equipment                   (8,700)             --          (8,700)
  Interest income                             (9,554)             --          (9,554)
                                        -------------   -------------   -------------
Loss before extraordinary item            (3,013,504)     (5,852,999)    (27,816,512)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of $-0-                                         --              --       3,349,688
                                        -------------   -------------   -------------
Net Loss                                $ (3,013,504)   $ (5,852,999)   $(24,466,824)
                                        =============   =============   =============


Basic and diluted loss per common
  share                                 $       (.06)   $       (.12)
                                        =============   =============
Weighted average shares used in basic
  and diluted loss per common share       54,693,154      47,028,736
                                        =============   =============



       See accompanying notes to condensed consolidated financial statements.

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



                                                       For the Three Months Ended
                                                             September 30,
                                                     -----------------------------
                                                         2003             2002
                                                     -------------   -------------

REVENUES                                             $         --    $         --
                                                     -------------   -------------
COSTS AND EXPENSES:
  Research and development                                 52,121         295,635
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                                       18,700         467,750
  Consulting fees                                          60,510         421,302
  Other general and administrative expenses               206,670         853,151
  Depreciation and amortization expense                    13,993          62,943
  Interest and amortization of debt issuance costs        117,959          85,600
  Loss on impairment of license fee                            --         566,667
                                                     -------------   -------------
    TOTAL COSTS AND EXPENSES                              469,953       2,753,048

Other (Income)/Expenses:
    Interest income                                        (7,985)             --
                                                     -------------   -------------
NET LOSS                                             $   (461,968)   $ (2,753,048)
                                                     =============   =============

BASIC AND DILUTED LOSS PER SHARE                     $       (.01)   $       (.06)
                                                     =============   =============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC AND
  DILUTED LOSS PER SHARE                               61,931,270      48,043,710
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

                               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)

                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)

                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                                                                     Accumulated
                                                                Common Stock             Additional     Other
                                                          ---------------------------     Paid-in    Comprehensive
                                                             Shares         Amount        Capital    Income (Loss)
                                                          ------------   ------------   ------------  ------------
For the Nine Months Ended September 30, 2003:
--------------------------------------------

Balance - January 1, 2003                                  49,650,593    $     4,966    $13,706,192   $   121,413

Issuance of stock on conversion of loan                     8,000,000            800        799,200            --
Issuance of stock for consulting fees                       2,085,000            209        958,492            --
Issuance of stock for cash                                  2,000,000            200        239,800            --
Issuance of stock for legal services                          360,677             36         44,964            --
Issuance of stock for settlement accrued
   liabilities                                                510,000             51        123,961            --
Cancellation of shares pursuant to settlement agreement    (2,095,000)          (209)           209            --
Effect of August settlement agreement                              --             --      1,160,857            --

Comprehensive Income:
  Net loss
    Other comprehensive income (loss),
      net of tax:                                                  --             --             --            --
        Foreign currency translation
          adjustment                                               --             --             --      (746,611)
                                                          ------------   ------------   ------------  ------------
Balance - September 30, 2003                               60,511,270    $     6,053    $17,033,675      (625,198)
                                                          ============   ============   ============  ============







                      See accompanying notes to condensed consolidated financial statements.


                                  ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)

                              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                       (UNAUDITED)

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003



                                              Deficit
                                            Accumulated                                      Total
                                            During the       Unearned       Receivable    Stockholders'
                                            Development      Financing      on Sale of       Equity        Comprehensive
                                              Stage            Costs          Stock        (Deficiency)    Income/(Loss)
                                           -------------   -------------   -------------   -------------   -------------
For the Nine Months Ended
  September 30, 2003:
--------------------------

Balance - January 1, 2003                  $(21,453,320)   $         --    $    (45,000)   $ (7,665,749)   $         --

Issuance of stock on conversion
  of loan                                            --              --              --         800,000              --
Issuance of stock for consulting
  fees                                               --              --              --         958,701              --
Issuance of stock for cash                           --              --              --         240,000              --
Issuance of stock for legal
  services                                           --              --              --          45,000              --
Issuance of stick for settlement accrued
   liabilities                                       --              --              --         124,012              --
Cancellation of share pursuant to
   settlement agreement                              --              --              --              --              --
Effect of August settlement agreement
                                                     --              --              --       1,160,857              --
Comprehensive Income:
  Net loss
    Other comprehensive income               (3,013,504)             --              --      (3,013,504)     (3,013,504)
      (loss), net of tax:
         Foreign currency
           translation adjustment
                                                     --              --              --        (746,611)       (746,611)
Balance - September 30, 2003                         --              --              --              --              --
                                           -------------   -------------   -------------   -------------   -------------
                                           $(24,466,824)   $         --    $    (45,000)   $ (8,097,294)   $ (3,760,115)
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

                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                       For the Period
                                                         For the Nine Months Ended     from Inception
                                                               September 30,         (October 25, 1995)
                                                       -----------------------------   to September 30,
                                                           2003            2002            2003
                                                       -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (3,013,504)   $ (5,852,999)   $(24,466,824)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc                 --              --         850,431
      Writedown of equity investment in Nurescell
        Inc                                                      --              --         810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license             --              --        (405,432)
      Extraordinary gain                                         --              --      (3,349,688)
      Loss on impairment of license fee                          --         566,667         566,667
      Gain on sale of marketable securities                      --        (100,818)       (875,156)
      Stock-based compensation                            1,003,700       1,422,047       6,115,838
      Acquisition of Aberdeen                                    --              --         650,000
      Interest and amortization of debt issuance
        costs                                                    --         577,426       3,105,622
      Research and development costs                             --              --         437,368
      Depreciation and amortization                          41,982         198,582         744,577
      Cumulative translation adjustment                    (746,611)       (244,220)       (625,198)
      Gain on sale of property, plant and equipment          (8,700)             --          (8,700)
  Changes in Operating Assets and Liabilities:
    Prepaid expenses                                        (30,000)         66,339        (216,766)
    Notes receivable                                         (3,000)             --          (3,000)
    Accrued liabilities                                   1,648,064       2,253,534       7,152,709
                                                       -------------   -------------   -------------
    Net Cash Used in Operating Activities                (1,108,069)     (1,113,442)     (9,517,433)
                                                       -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (12,690)        (90,883)       (485,027)
  Proceeds from sale of property, plant
    and equipment                                             8,700              --           8,700
  Proceeds from sale of marketable securities                    --         332,095       3,012,656
                                                       -------------   -------------   -------------
    Net Cash (Used in) Provided by Investing
      Activities                                             (3,990)        241,212       2,536,329
                                                       -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from overdraft                                      5,412              --           5,412
 Repayment of license fee payable                                --              --        (594,568)
 Proceeds from exercise of options                               --              --          36,000
 Proceeds from issuance of common stock                     240,000              --         881,975
 Offering costs                                                  --              --         (50,000)
 Proceeds from loans                                      1,122,678          60,000       4,267,235
 Repayment of loans                                        (322,816)       (291,633)       (835,828)
 Proceeds from convertible debentures                            --         750,000
 Financing costs                                                 --         (75,000)
 Due from (to) related parties, net                          65,069         934,270       2,221,741
 Payments under capital lease obligations                    (5,180)         (6,159)        (25,863)
 Proceeds from sale of minority interest in
   Reseal, Ltd.                                                  --         125,000         400,000
                                                       -------------   -------------   -------------
    Net Cash Provided by Financing Activities             1,105,163         821,478       6,981,104
                                                       -------------   -------------   -------------
Decrease in Cash                                             (6,896)        (50,752)             --

Cash - Beginning of Year                                      6,896          53,540              --
                                                       -------------   -------------   -------------
Cash - End of Period                                   $         --    $      2,788    $         --
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


                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                                      For the Period
                                                           For the Nine Months Ended  from Inception
                                                                 September 30,       (October 25, 1995)
                                                         ---------------------------- to September 30,
                                                             2003           2002           2003
                                                         -------------  -------------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                             $         --   $     10,021   $  152,098
                                                         =============  =============  ===========
    Income taxes                                         $         --   $         --   $       --
                                                         =============  =============  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
  ACTIVITIES:


  Equipment purchased under capital lease
    obligations                                          $         --   $         --   $   58,306
                                                         =============  =============  ===========
  Convertible debentures and interest assumed by
    Eurotech                                             $    800,000   $         --   $1,212,188
                                                         =============  =============  ===========
  Liabilities converted to equity                        $    124,012   $         --   $3,044,545
                                                         =============  =============  ===========
  Accrued expenses converted to equity                   $         --   $         --   $  240,905
                                                         =============  =============  ===========
  Loans from related parties converted to equity         $         --   $         --   $  467,873
                                                         =============  =============  ===========
  Note receivable under settlement agreement             $    197,000   $         --   $  197,000
                                                         =============  =============  ===========
  Marketable securities received under settlement
      agreement                                          $    214,887   $         --   $  214,887
                                                         =============  =============  ===========
  Loans due related parties cancelled under settlement
      agreement                                          $    748,969   $         --   $  748,969
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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS CONTINUED OPERATIONS (Continued)

Organization and Description of Business (Continued)
----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading, have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Going-Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2003. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of September 30, 2003, the Company had an accumulated deficit since inception of $24,466,824.

Management's business plan will require additional financing. To support its operations during the nine months ended September 30, 2003, the Company borrowed monies from LTD Network, Inc (Note 3). Additionally, during the three months ended June 30, 2003, the Company completed an equity financing whereby it sold 2,000,000 shares of its restricted common stock to foreign investors pursuant to Regulation S of the Securities Act of 1933, as amended, for an aggregate amount of $240,000.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

At September 30, 2003, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

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

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal on Long-Lived Assets." The Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

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

Accumulated other comprehensive income, at September 30, 2003, consists of foreign currency translation adjustments in the amount of $625,198.

Comprehensive loss related to foreign currency translation adjustments was $746,611, $244,220, $29,953 and $39,274 for the nine months ended September 30,
2003 and 2002 and the three months ended September 30, 2003 and 2002, respectfully.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation for employees in accordance with Accounting Principals Board ("APB") No. 25 and Financial Interpretation No.44. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2002.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)
------------------------

The additional disclosures required by SFAS No. 148 are as follows:

                                                                                   September 30,
                                                                                2003           2002
                                                                            ------------   ------------
       Net loss applicable to common stockholders, as reported              $(3,013,504)   $(5,852,999)
       Add:  Stock-based employee compensation expense
               included in reported net loss applicable to
               common stockholders                                                   --             --
       Less: Total stock-based employee compensation expense
               determined under the fair value-based method of
               all awards                                                            --             --
                                                                            ------------   ------------
       Proforma Net Loss Applicable to Common Stockholders                  $(3,013,504)   $(5,852,999)
                                                                            ============   ============
       Net loss applicable to common stockholders per basic
        and dilutive shares:
           As reported                                                      $      (.06)   $      (.12)
                                                                            ============   ============
           Proforma                                                         $      (.06)   $      (.12)
                                                                            ============   ============

Translation of Foreign Currencies
---------------------------------

The U.S. dollar is the functional currency for all of the Company's businesses, except its operations in Germany and Russia. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each period presented, and revenues and expenses are translated at average exchange rates during the period presented. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of equity.

Earnings (Loss) Per Share of Common Stock
-----------------------------------------

Basic net earnings (losses) per share of common stock are computed by dividing earnings (losses) available to common stockholders by the weighted average number of common shares outstanding during the periods presented.

Diluted net earnings (losses) per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock.

Common stock equivalents, consisting of options and warrants, discussed in Note 8, were not included in the calculation of diluted loss per share because their inclusion would have had been anti-dilutive.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Segment
----------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in two segments (see Note 10).

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003. The adoption had no significant impact on the Company's financial position and results of operations.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 had no significant impact on its consolidated financial position or results of operations

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 had no significant impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provision of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. During the quarter ended September 30, 2003 the Company has adopted to all contracts certain provision relating to forward purchases or sales of when-issued securities or other securities that did not yet exist.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company has adopted all circumstances and aspects of SFAS No. 150 during the quarter ended September 30, 2003 and had no significant impact on its consolidated financial position or results of operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - MERGER AND CONVERSION AGREEMENT

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

Through September 30, 2003 the Company had received approximately $965,000 from LTDN pursuant to an outstanding promissory note, which was secured by certain patents relating to the resealable can. On June 19, 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding company debt held by LTDN into 8,000,000 shares of Company Common Stock, which represented approximately 14% of the outstanding Company Common Stock. In addition, LTDN released the security for such debt. At September 30, 2003 $165,000 was outstanding under such promissory note.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - RESTRUCTURE AGREEMENT, ASSET PURCHASE AGREEMENT AND SUBSCRIPTION AGREEMENT

Nurescell, Inc. Restructive Agreement
-------------------------------------

On March 21, 2003, the Company and Nurescell Inc. ("Nurescell") entered into a Restructure Agreement pursuant to which the Company agreed to cancel its $1 million principal promissory note and related interest due from Nurescell in consideration of Nurescell transferring to the Company the licensed technology. This transaction requires the approval of the shareholders of Nurescell. The Company understands that Nurescell is currently discussing the applicable disclosure document with the Securities and Exchange Commission. As of September 30, 2003 the above restructure agreement has not closed.

Asset Purchase - Alfa Pro Products Gmbh
---------------------------------------

On July 11, 2003, the Company entered into an Asset Purchase Agreement with Alfa-Pro Products Gmbh ("Alfa-Pro") and Alice Schlattl pursuant to which ATI will purchase all of the intellectual property rights of Alfa-Pro in consideration of cash in an amount not to exceed $90,000 and the issuance of 20,000,000 unregistered shares of Company Common Stock. In addition, the Company has agreed to pay off certain debts of affiliates and related parties of Alfa - Pro. The Alfa-Pro asset purchase is scheduled to close immediately prior to the Merger with LTDN.

ATI Nuklear Stock Subscription Agreement
----------------------------------------

On July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear, Nuklear Technologies, Inc., a newly formed Delaware corporation ("Nuklear Technologies"), Hans Skrobanek, the chief executive officer and a director of the Company, and Peter Goerke, an officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuklear Technologies ("Nuklear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuklear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and (b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the reorganization, it is anticipated that the Company will pay approximately $56,000 of existing liabilities in connection with such assumed assets and will convert approximately $163,000 of existing liabilities in connection with such assumed assets into Company Common Stock. Following the consummation of such transaction, Nuklear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. The above transaction has not closed as of September 30, 2003 and will be closed upon certain requirements being fulfilled.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT

In October 1999, the Company acquired al of the capital stock of Cetoni, a German company, in consideration for 5,000,000 shares of Company Common Stock. In April 2002, the Company and the seller amended the terms of the purchase in order to satisfy certain German regulatory requirements. Pursuant to such agreement, the Company agreed to pay the seller $130,000 and the Company acknowledged a prior assumption of certain obligations related to the seller in the amount of Euro 387,303.60 (such liability has been previously accounted for in the consolidated financial statements of the Company and as of he date of the agreement was equal to approximately $195,000). In addition, as part of this transaction the seller orally agreed to return the 5,000,000 shares of Company Common Stock originally issued in the 1999 transaction. A third party obtained such shares before they were returned to the Company. In August, 2003, the Company and such third party entered into a settlement agreement pursuant to which such third party agreed to transfer, and to cause certain relatives and affiliates of such third party to transfer, to the Company 2,095,000 shares of Company Common Stock (the Company also pledged for a loan) and approximately 1,300,000 shares of common stock (the "Settlement Shares") of another publicly traded company valued at $214,887. In addition, such third party cancelled an obligation of the Company to pay such third party $748,969. Furthermore, such third party executed a promissory note to pay the Company $197,000 (which equaled a then outstanding amount existing under a previously issued promissory note payable by the Company to the third party's wife) on or prior to August 11, 2005 and such third party's wife agreed to extend the maturity date of her existing promissory note until the payment by such consultant of his promissory note. The Company accounted for the gain of $1,160,856 related to this settlement agreement as an increase to paid-in-capital during the quarter ended September 30, 2003. The Company plans to amend its financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31,2002 to reflect the revised disclosures of the Cetoni transaction and settlement agreement.

Based on the preliminary analysis the amendment will not change the Results of Operations or the Stockholders' Deficiency.

NOTE 6 - EQUIPMENT

Equipment at September 30, 2003 consisted of the following:

      Machinery and equipment                              $  234,761
      Transportation equipment                                144,789
      Office furniture and fixtures                           167,675
      Software                                                 13,615
                                                           ----------
                                                              560,840
      Less: Accumulated depreciation                          349,753
                                                           ----------
                                                           $  211,087
                                                           ==========

Depreciation expense for the nine months ended September 30, 2003 and 2002 amounted to $41,982 and $48,582, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities at September 30, 2003 consist of the following:

      Consulting fees (including related
        parties of $1,015,176)                                 $2,774,868
      Professional fees                                         1,637,135
      Interest (including related parties
        of $339,791)                                            1,048,988
      Payroll and other taxes                                     490,797
      Other                                                       965,426
                                                               ----------
            Total                                              $6,917,214
                                                               ==========

NOTE 8 - STOCKHOLDERS' DEFICIENCY

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

     Options to purchase common stock                                1,413,672
     Warrants to purchase common stock                                 625,000
                                                                   ------------
     Total as of September 30, 2003                                  2,038,672
                                                                   ============

     Substantial Issuances After September 30, 2003 through
       December 19, 2003:

         Shares issued for payment of consulting fee                   640,000
         Shares issued for conversion of notes payable                 660,000
         Shares issued for conversion of debt                        1,250,000
         Shares issuable pursuant to conversion of accrued
           liabilities                                               1,526,238
         Shares issuable regarding proposed acquisition
           of Alfa-Pro products Gmbh                                20,000,000
         Warrant to purchase common stock                            1,000,000

In addition, additional shares will be issuable to LTDN at the closing of the proposed transaction, which will increase LTDN's ownership percentage to not less than 58% (See Note 3).

The Company has been notified by TPG Capital Corporation ("TPG") that TPG believes it is entitled to receive an additional 1,465,671 shares of the Company's common stock under an agreement previously executed between the parties. The Company is investigating TPG"s claims to determine the validity of such claims.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC Holdings, LTD ("ERBC"), an affiliate of the Company by virtue of common stockholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of September 30, 2003 is $1,015,176 related to this agreement.

Russian Contracts for Research and Development
----------------------------------------------

In October of 2001, pursuant to a research and development agreement, a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch agreed to perform various contract research and development services related to technology licensed by the Company from Nurescell Inc. for a total price of $985,000. As a result of nine amendments to this contract the payments and performance of services were rescheduled to occur commencing with the quarter ended March 31, 2003 and to be completed by January 31, 2004. As of September 30, 2003 the Company has paid $100,000 under this agreement, which has been charged to research and development expenses during the year ended December 31, 2002.

During October 2002, pursuant to a research and development agreement, a branch of the Ministry of the Atomic Energy of the Russian Federation agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. As of September 30, 2003, the Company has not made any payments under this contract.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9 - COMMITMENTS AND OTHER MATTERS (Continued)

Royalty Fees
------------

Pursuant to a Patent Maintenance and Development Contract dated May 31, 2002, the Company agreed to pay to certain persons a royalty fee equal to 1% of the sales revenue the Company receives from the sale of resealable cans which are manufactured or distributed worldwide under a license from the Company. Such persons agreed to provide research and development services to the Company with respect to the commercialization of the resealable can. As of September 23, 2003, the Company had not received any revenue with respect to sales of the resealable can and, therefore, as of such date, the Company had not paid any royalty fees pursuant to such agreement.

Legal Dispute
-------------

During the quarter ended June 30, 2003, the Company has been notified that Dr. Jergen Lempert intended to commence legal proceeding against the Company relating to his termination as Chief Executive Officer of ATI Nuklear. The Company does not believe the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Lien on Star Can patents
------------------------

During June 2003, the Company became aware that a lien had been placed against the patents relating to the resealable can by Paxsys Ltd., a Bermuda corporation, in connection with a failed financing. The Company disputes the validity of the claim and intends to take vigorous action to remedy the situation and have the lien removed.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9 - COMMITMENTS AND OTHER MATTERS (Continued)

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

Conversion Agreements
---------------------

On July 15, 2003 the Company and the chief financial officer of the Company entered into a conversion agreement pursuant to which the Company and such employee agreed to convert $265,800 of accrued salary due to such employee into 1,526,238 shares of Company Common Stock. The Company has agreed to file a registration statement on Form S-8 in order to register the shares being issued to such employee. Such employee has agreed to certain restrictions on the number of shares of Company Common Stock he can sell over certain period of time. As of September 23, 2003, none of these shares had been issued to such employee. The closing of this conversion agreement is effective upon the filing of the S-8 registration statement.


NOTE 10 - SEGMENT REPORTING

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 10 - SEGMENT REPORTING (Continued)

Segment results for the nine months ended September 30, 2003 and 2002 are as follows:

                                 U.S.A.        Germany      Eliminations   Consolidated
                              ------------   ------------   ------------   ------------
2003:
----

Loss before extra-
  ordinary item               $(1,450,000)   $(1,563,504)   $        --    $(3,013,504)
                              ============   ============   ============   ============
Depreciation and
 amortization                 $        --    $    41,982    $        --    $    41,982
                              ============   ============   ============   ============

Identifiable Assets           $   259,946    $   642,740    $        --    $   902,686
                              ============   ============   ============   ============
2002:
-----

Loss before extra-
  ordinary item               $  (825,189)   $(5,027,810)   $        --    $(5,852,999)
                              ============   ============   ============   ============
Depreciation and
 amortization                 $        --    $   198,582    $        --    $   198,582
                              ============   ============   ============   ============

Identifiable Assets           $    59,946    $   147,162    $        --    $   270,108
                              ============   ============   ============   ============

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - SEGMENT REPORTING (Continued)

Segment results for the three months ended September 30, 2003 and 2002 are as follows:

                                 U.S.A.        Germany      Eliminations   Consolidated
                              ------------   ------------   ------------   ------------

2003:
----

Loss before extra-
  ordinary item               $  (360,000)   $   (41,968)   $        --    $  (401,968)
                              ============   ============   ============   ============
Depreciation and
  amortization                $        --    $    13,993    $        --    $    13,993
                              ============   ============   ============   ============

2002:
----

Loss before extra-
  ordinary item               $   (60,000)   $(3,421,482)   $        --    $(3,481,482)
                              ============   ============   ============   ============
Depreciation and
  amortization                $        --    $    62,943    $        --    $    62,943
                              ============   ============   ============   ============


NOTE 11 - SUBSEQUENT EVENTS

Subsequent Stock Issuances
--------------------------

During November 2003, the Company issued 640,000 shares of its restricted Common Stock for the satisfaction of services provided valued at $99,000.

During November 2003, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $150,000 of debt owed to it into 1,250,000 shares of restricted Company Common Stock. Such issuance was affected pursuant to Regulation S under the Security Act.

During November 2003, the Company issued 660,000 shares of its restricted Common Stock as full and final payment of all principal and interest on a $60,000 note payable by the Company.

Settlement Agreement
--------------------

During December 2003 the Company and a shareholder entered into a Settlement Agreement whereby the Company and shareholder agreed to release each respective party from any claims against the other regarding a stock purchase agreement executed in 2001. As part of the agreement, the shareholder agreed to remit to the Company a total sum of $270,000 in settlement of any claims the Company may have against the shareholder.

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

ACQUISITIONS.

Merger with LTDnetwork, Inc.
----------------------------

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which is filed as Exhibit 2.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 2003 and is incorporated herein by reference.

At September 30, 2003, approximately $165,000 was outstanding pursuant to a promissory note issued to LTDN. The Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $150,000 of the outstanding Company debt held by LTDN into 1,500,000 shares of restricted Company Common Stock.

Alfa-Pro Products Gmbh--Acquisition of Assets.
----------------------------------------------

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

The foregoing description of the Alfa-Pro Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Asset Purchase Agreement, which is filed as Exhibit 2.3 to the Company's Form 10-QSB for the quarterly period ended June 30, 2003 and is incorporated herein by reference.

COMPANY OPERATIONS.

General.
--------

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

During the next 12 months the Company intends to concentrate on the (i) consummation of the Merger pursuant to the Merger Agreement, (ii) commercialization of products developed by RESEAL, Ltd, the Company's 96% owned subsidiary ("RESEAL"), (iii) commercialization of products developed by Cetoni Umwelttechnologie EntwicklungsGmbH, the Company's 100% owned subsidiary ("Cetoni") (iv) if the transactions under the Alfa-Pro Asset Purchase Agreement are consummated, commercialization of products developed from the acquired intellectual property and (v) development of any new products created by the founder of Cetoni. In addition, the Company also intends to substantially restructure its operations in Russia. In connection with such reorganization, on July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear AG, a wholly owned subsidiary of the Company ("Nuklear AG"), Nuclear Technologies, Inc., a newly formed Delaware corporation ("Nuclear Technologies"), Hans Skrobanek, the president and a director of the Company, and Peter Goerke, an officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuclear Technologies ("Nuclear Common Stock"),

(i) the Company and ATI Nuklear will transfer certain assets to Nuclear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and
(b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the reorganization, it is anticipated that the Company will pay approximately $56,000 of existing liabilities in connection with such assumed assets and will convert approximately $163,000 of existing liabilities in connection with such assumed assets into shares of Company Common Stock. Following the consummation of such transaction, Nuclear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. Other than as noted above, the Company currently anticipates that Nuclear Technologies will arrange to finance its own operations and that the Company will not be responsible for such funding. The Company anticipates that such reorganization will be completed in the first quarter of 2004. There can be no assurance that the projects contemplated by Nuclear Technologies will be successful.

Reseal.
-------

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

Cetoni.
-------

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

Operations in Russia.
---------------------

As noted above, the Company intends to reorganize its Russian based and/or nuclear operations into Nuclear Technologies. Other than costs associated with the restructuring and an approximately $56,000 payment, we do not anticipate expending any further significant amounts on these operations. The following is a description of the operations that are contemplated to be transferred to Nuclear Technologies:

ATI Nuklear.
------------

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

On March 21, 2003, the Company and ATI Nuklear entered into a Restructure Agreement (the "Nurescell Restructure Agreement") with Triton Private Equities Fund, and Nurescell Inc. ("Nurescell"), pursuant to which the Company and ATI Nuklear agreed to cancel $1,000,000 of debt owed to them in consideration for the transfer to ATI Nuklear of 100% of the technology ownership rights of Nurescell's radiation shielding technology. This transaction requires the approval of the shareholders of Nurescell. The Company understands that Nurescell is currently discussing the applicable disclosure document with the Securities and Exchange Commission. Such technology will be transferred to Nuclear Technologies once it is transferred to ATI Nuklear.

International Center of Advanced Technologies.
----------------------------------------------

The Company owns a 50% interest in the International Center of Advanced technologies ("ICAT"). ICAT currently owns a foam glass technology developed by Russian scientists. This foam glass technology is an innovative insulation product made from waste created in the mining of alumina. The developers of this foam glass technology maintain the belief that the product maintains numerous advantages over traditional fiber glass insulation. It is the target of ICAT to commercialize the foam glass technology with a Russian aluminum producer.

Sibconvers.
-----------

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

International Laboratory for Nuclear Waste Management.
------------------------------------------------------

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

Russian Contracts for Research and Development.
-----------------------------------------------

The Company is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology licensed by the Company from Nurescell for a total price of $985,000 (as described above, upon consummation of the Nurescell Restructure Agreement such technology will be owned by ATI Nuklear and then transferred to Nuclear Technologies). To date, services have not been provided and we are in the process of renegotiating the terms and conditions of this agreement.

The Company is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year.

RESULTS OF OPERATIONS AND CAPITAL RESOURCES.

As of September 30, 2003, the Company had working capital of $(8,413,678), a stockholders' deficit of $8,097,294 and an accumulated deficit of $24,466,824. The Company anticipates that it will continue to incur significant operating losses for the next twelve months. The Company may incur additional losses thereafter, depending upon its ability to generate revenues from the license or sale of its technologies and/or products.

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

The Company will require additional financing to continue to fund research and development efforts, to fund operating costs, to complete additional technology acquisitions and to complete its business plan. The Company anticipates that it will be able to raise the needed funds for continuing operations from related parties, or through the public or private placement of its securities, debt or equity financing, joint ventures, or the licensing or sale of its technologies and products. The Company continues to receive periodic financing from LTDN. Through September 30, 2003, the Company has received approximately $1,115,000 from LTDN pursuant to an outstanding promissory note. As noted above, $950,000 of said debt has been converted into 9,500,000 shares of restricted Company Common Stock. While the Company anticipates that LTDN will continue to provide financing to the Company as long as the Merger Agreement is pending, there is no guarantee that such funding will be available.

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

In August, 2003, the Company and such third party entered into a settlement agreement pursuant to which such third party agreed to transfer, and to cause certain relatives and affiliates of such third party to transfer, to the Company 2,095,000 shares of Company Common Stock and approximately 1,700,000 shares of common stock of another publicly traded company valued which the Company sold for an aggregate purchase price of $214,887. In addition, the Company anticipated receiving an additional 1,800,000 shares of Company Common Stock however, the Company currently believes that it will be unsuccessful in recovering such shares. In addition, such third party agreed to cancel an obligation of the Company to pay such third party approximately $749,000. Furthermore, such third party executed a promissory note to pay the Company $197,000 (which equaled the then outstanding amount existing under a previously issued promissory note payable by the Company to the third party's wife) on or prior to August 11, 2005 and such third party's wife agreed to extend the maturity date of her existing promissory note until the payment by such third party of his promissory note. In addition, the Company accounted for the gains related to this settlement agreement as an increase to paid-in-capital during the quarter ended September 30, 2003. The Company plans to restate its financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 to reflect the revised disclosures of the Cetoni transaction and settlement agreement. Based on the preliminary analysis, the amendment will not change Results of Operations or Stockholders' Deficiency.

SETTLEMENT AGREEMENT

During December, 2003 the Company and a shareholder entered into a Settlement Agreement whereby the Company and shareholder agreed to release each respective party from any claims against the other regarding a stock purchase agreement executed in 2001. As part of the agreement, the shareholder agreed to remit to the Company a total sum of $270,000 in settlement of any claims the Company may have against the shareholder.

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have identified certain areas of the Company's disclosure controls and procedures that need to be improved in order to make them more effective in timely making known to them material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act. There have not been changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to effect, its internal control over financial reporting. However, since September 30, 2003, the Company has begun to institute changes in its internal controls over financial reporting in order to implement the needed improvements referenced above, including more formalized reporting procedures between the Company's offices.

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

On November 11, 2003, the Company issued 150,000 shares of its restricted common stock for the satisfaction of services provided valued at $24,000. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

On November 11, 2003, the Company issued 100,000 shares of its restricted common stock for the satisfaction of services provided valued at $16,000. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

During November, 2003, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $125,000 of debt owed to it into 1,250,000 shares of restricted Company Common Stock. Such issuance was effected pursuant to Section 4(2)under the Securities Act.

On November 11, 2003, the Company issued 50,000 shares of its restricted common stock for the satisfaction of $8,000 in consulting fees. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

On November 21, 2003, the Company issued 660,000 shares of its restricted common stock as full and final payment of all principal and interest on a $60,000 note payable by the Company. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

On November 21, 2003, the Company issued 340,000 shares of its restricted common stock as consideration for services provided valued at $51,000. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

                  Exhibit 31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

                  Exhibit 31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September30, 2003

                  Exhibit 32.1 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: December 23, 2003             By: /s/ Hans Joachim Skrobanek
                                          ---------------------------------
                                          Hans Joachim Skrobanek, President

Dated: December 23, 2003             By: /s/ James Samuelson
                                          ---------------------------------
                                          James Samuelson
                                          Chief Financial Officer