Form 10KSB
period 2003-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2004-05-18
CIK 1054825

                      U .S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003
                           Commission File No. 0-23761

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

                            Seydelstrasse 28, D-10117
                                 Berlin, Germany
                    (Address of principal executive offices)
                    Issuer's telephone number: 49 30 201-7780

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

At May 17, 2004 there were 56,543,433 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $10,177,817 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $0.__ per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At May 17, 2004, a total of 71,722,270 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-KSB of Advanced Technology Industries, Inc. (the "Company" or "ATI"). This report on Form 10-KSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; changes in regulations or laws that adversely impact the ability of our subsidiary, ATI Nuklear AG, to undertake the management of nuclear waste clean-up projects in Russia; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes," "expects," "intends," "projects," "anticipates," "contemplates," or "estimates."

ACQUISITIONS

On June 18, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, LTDnetwork, Inc., a Delaware corporation ("LTDN") and LTDN Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into LTDN, and LTDN will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the terms Merger Agreement, stockholders of LTDN will receive in exchange for such stockholders shares of common stock of LTDN, such number of shares of common stock, par value $0.0001 per share, of the Company ("Common Stock") such that after the issuance of such shares of Common Stock, such stockholders of LTDN will own in the aggregate at least 58% of the outstanding shares of Common Stock. Such percentage of shares of Company Common Stock to be issued to the stockholders of LTDN may be increased depending on the amount of cash on LTDN's balance sheet and the existence of certain liabilities of the Company, in each case at the time of the Merger.

The consummation of the Merger is contingent upon the approval and adoption by the Company's stockholders of an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital stock, the approval and adoption of the Merger Agreement by LTDN's stockholders, the conversion of the indebtedness of the Company into Common Stock, LTDN having at least $5,000,000 on its balance sheet at the time of the Merger (less any funds loaned by LTDN to the Company prior to the Merger), the effectiveness of a registration statement registering the shares of Common Stock to be issued to the stockholders of LTDN and other conditions set forth in the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which is filed as Exhibit 2.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 2003 and is incorporated herein by reference.

ATI is currently in discussions with LTDN to revise the Merger Agreement to provide that the shares to be issued to the stockholders of LTDN will be issued in a private placement with the LTDN stockholders receiving registration rights with respect to such shares. In addition, rather than issuing Common Stock to the stockholders of LTDN, ATI and LTDN contemplate revising the Merger Agreement to provide for the issuance of preferred stock convertible into shares of Common Stock and the issuance of warrants to purchase shares of preferred stock or Common Stock. It is contemplated that the aggregate shares of such preferred stock will be convertible into the same number of shares of Common Stock that the stockholders of LTDN would have received under the Merger Agreement before any such revisions. As a result, no vote of ATI's stockholders would be needed prior to the consummation of the Merger. However such a vote would be needed to increase the Company's authorized capital stock ATI to allow for the contemplated preferred stock to convert into Common Stock. ATI and LTDN believe that these proposed amendments will allow the Merger to be completed on a much faster time schedule. There can be no assurance that ATI and LTDN will agree on the terms of any such amendments.

Alfa-Pro Products Gmbh--Acquisition of Assets.
----------------------------------------------

On June 28, 2003, the Company entered into an Asset Purchase Agreement (the "Alfa-Pro Asset Purchase Agreement") with Alfa-Pro Products GmbH ("Alfa-Pro") and Alice Schlattl pursuant to which ATI will purchase all of the intellectual property rights of Alfa-Pro in consideration for cash in an amount not to exceed $90,000 and the issuance of 20,000,000 unregistered shares of Common Stock (such number of issued shares will represent less than 10% of the outstanding shares of Common Stock following the Merger with LTDN). In addition, the Company has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro. The Alfa-Pro asset purchase is scheduled to close immediately prior to the Merger with LTDN.

The foregoing description of the Alfa-Pro Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Alfa-Pro Asset Purchase Agreement, which is filed as Exhibit
2.3 to the Company's Form 10-QSB for the quarterly period ended June 30, 2003 and is incorporated herein by reference.

In May 2004, the Company reached an agreement with Alfa Pro, Alice Schlattl and related individuals to amend the Alfa-Pro Asset Purchase Agreement to, among other things, effect the transfer to ATI of all intellectual property that is controlled by Alfa Pro and such other parties as soon as administratively possible. Under the terms of the new understanding, ATI will purchase all of the intellectual property rights of Alfa Pro and such other parties in consideration for cash in an amount not to exceed $90,000 and the issuance of unregistered preferred stock of ATI of the same series that is contemplated to be issued to the stockholders of LTDN if the Merger Agreement is revised as noted above. Such number of issued shares will represent, on an as converted basis, less than 10% of the outstanding shares of Common Stock following the consummation of the previously announced transaction with LTDN. In addition, ATI has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro.

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

Daily operation of our companies in which we have stock ownership is handled directly by each company's existing management. All acquired technologies and companies function fully autonomously of us. When we acquire an interest in a company, we negotiate for representation on its board of directors. Our designated representative is responsible for monitoring all aspects of our investment and reporting material events directly to our Board of Directors. In instances where we own a controlling interest in a portfolio company, we have the ability to direct the development, marketing, and commercialization of products. However, where we own only a minority interest or do not otherwise exercise control over a portfolio company we must rely upon and be governed by the decisions of management of those companies concerning those matters. In addition, where we have a non-controlling interest in a portfolio company, in the absence of other agreements (such as revenue sharing agreements), we will earn revenues from the portfolio company only in the form of dividends which may be declared by the portfolio company and the declaration of said dividends are solely within the discretion of the Board of Directors of the portfolio company.

Described below are the various technologies in which we presently own an interest.

RESEAL

RESEAL, Ltd, 96% owned subsidiary ("RESEAL"), was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable metal beverage can and a resealable cardboard tetra-pak package. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its metal beverage packaging products.

RESEAL is preparing for the production of 10,000 machine-fabricated samples for distribution to beverage producers who have previously expressed a high degree of interest in the resealable beverage cans. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. RESEAL anticipates that in the event it is required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required. The production of the machine produced samples has been delayed by a failed financing, the proceeds of which were to be used to complete this production run.

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

We are in discussions with a major manufacturer of aluminum cans for the formalization of a working research and development agreement. The proposed agreement would provide the manufacturer with a right of first refusal for any packaging related products already developed or developed in the future by ATI, RESEAL or Cetoni in exchange for an annual research and development retainer paid to us by the manufacturer.

CETONI GMBH

Cetoni Umwelttechnologie EntwicklungsGmbH, a wholly owned subsidiary ("Cetoni"), is a German based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets.

Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. The markets for Cetoni's products are automotive accessory (Tool Star, Ring Memory), healthcare (Pharmaceutical packaging), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office and general consumer markets (Light Boy, Cleaning Center). It is anticipated that Cetoni will devote the majority of its focus during 2004 on the successful commercialization of RESEAL's products, which it developed, and to prepare the commercialization of the above products.

The Company plans to review the commercialization prospects of all products and investigate the most efficient and effective paths to market for all products, focusing our energy and attention towards the most favorable prospects.

OPERATIONS IN RUSSIA.

As noted below under "Plan of Operation", the Company intends to reorganize its Russian based and/or nuclear operations into Nuclear Technologies, Inc., a newly formed Delaware corporation ("Nuclear Technologies"). Other than costs associated with the restructuring and an approximately $56,000 payment, we do not anticipate expending any further significant amounts on these operations. At the current date, it is unknown whether ATI will be successful in restructuring its Russian and nuclear related business activities. The restructuring is not complete and it is currently undeterminable as to when or if the restructuring will be completed. In the event that the Stock Subscription Agreement between ATI and Nuclear Technologies is not consummated, ATI anticipates expending no further funds for the development of these businesses and anticipates reevaluating the scope of such operations. There can be no assurance that the projects contemplated by Nuclear Technologies will be successful should the restructure be completed. The following is a description of the operations that are contemplated to be transferred to Nuclear Technologies:

ATI Nuklear AG
--------------

ATI Nuklear AG, a wholly owned subsidiary of the Company ("ATI Nuklear"), has developed a business plan for the manufacture and marketing of its core technologies and products in Russia and continental Europe. ATI Nuklear is presently continuing its test program for the technologies and products in Russia and Germany to verify the suitability of its technology rights for these applications in shielding, encapsulating and immobilization for transporting and storing nuclear waste.

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

As of December 31, 2003, we owned 4,590,000 shares of Nurescell Inc. common stock, representing 9.97% of their outstanding and issued shares.

The Nurescell Restructure Agreement was completed on January 21, 2004. Accordingly, Nurescell has transferred to ATI and ATI Nuklear all right, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and ATI Nuklear of the ATI Obligations.

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

International Laboratory For Nuclear Waste Management

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

Russian Contracts for Research and Development.
-----------------------------------------------

The Company is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by the Company from Nurescell for a total price of $985,000. The Company paid $100,000 under this contract during 2002. To date, services have not beenprovided and we are in the process of renegotiating the terms and conditions of this agreement.

The Company is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. As a continued result of limited funding, no services have been performed under this agreement. It is uncertain when or if any services will eventually be completed under this contract.

Other than any potential costs associated with the proposed restructure, we do not anticipate expending any further significant funds on these activities.

EKOR Compound

On November 30, 1999, we acquired an interest which entitles us to receive 2% of the gross revenues generated by Eurotech (the "EKOR Compound") from Eurotech, Ltd., a former affiliate ("Eurotech"). EKOR Compound is a patented silicon geo-polymer developed by scientists at the Kurchatov Institute in Moscow, Russia, specifically designed and developed for possible containment of ecologically hazardous radioactive materials that persist from the 1986 explosion of the Chernobyl Nuclear Power Plant Reactor 4 in Chernobyl, Ukraine. Application of the EKOR Compound foam layer is intended to contain radioactive dust in an enclosed area by forming a permanent barrier between the soil and the air thus trapping the contamination. We understand that Eurotech has exclusive licensing rights to the production and application of this compound, with the exception of the former Soviet Union. Eurotech has publicly stated that the EKOR Compound has completed preliminary field and laboratory testing. ATI does not believe that Eurotech is actively marketing the EKOR Compound and is not aware of Eurotech's plans with respect to such marketing. To date, the Company has not received any amount from EKOR with respect to such agreements.

ISRAELI INVESTMENTS AND TECHNOLOGIES

During April, 1999, we acquired a 20% equity interest in each of two Israeli companies, Flexitech, Ltd. ("Flexitech") and Pirocat, Ltd. ("Pirocat"). Flexitech has developed a heating element, which can be printed on a thin film substrate, and Pirocat has developed a technology, which allows for conversion of plastic waste into fuel, which can be used to produce gasoline, diesel fuel, and heating oil. ATI is not involved in the operations of such companies and does not intend to incur any future funds with respect to such companies.

MARKETING AND DISTRIBUTION
--------------------------

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

RESEARCH AND DEVELOPMENT
------------------------

In the fiscal year ended December 31, 2003, we spent $88,754 on research and development.

By comparison, in the fiscal year ended December 31, 2002, we spent $1,137,990 on research and development.

GOVERNMENTAL REGULATION

We are not aware of any U.S. or foreign laws or regulations that govern the marketing, sale or use of any of our present technologies, other than U.S., Russian and Western European environmental safety laws and regulations pertaining to the containment and remediation of radioactive contamination and the toxicity of materials used in connection therewith. There can be no assurance that more stringent or different standards may not in the future be adopted or applied depending on the intended use of such products, or that if adopted or applied, they will not materially increase the cost of licensing and using such products, or prevent their use altogether. Moreover, there can be no assurance that any or all jurisdictions in which we presently operate or in the future may conduct our business will not enact laws or adopt regulations which increase the cost of or prevent us from licensing or marketing its other technologies or otherwise doing business therein. Particularly in the case of Russia, the enactment of such laws or the adoption of such regulations may have a presently unquantifiable, substantial adverse impact on our financial condition, business and business prospects.

EMPLOYEES
---------
We currently employ no part-time and three full-time employees. We engage a small number of independent consultants to assist in the identification, assessment, acquisition and marketing of technologies in the regular course of our business. Our subsidiary, Cetoni, currently employs five full-time and three part-time employees. Cetoni's employees engage in product research, development and marketing.

Since the commencement of merger discussions with LTDN, we have been aided and assisted by LTDN's senior management, including Allan Klepfisz and Chai Ong in relation to our product marketing endeavors, corporate structure issues, debt and cost reduction strategies and capital raising requirements.

ATI Nuklear currently has a supervisory board consisting of Allan Klepfisz, Chai Ong and Christa Sieber. ATI Nuklear maintains one full-time employee, President Hans-Joachim Skrobanek, and three consultants.

We believe that we have good relations with our current employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in Berlin, Germany. The 142.9 square meter office space is located at Seydelstrasse 28, D-10117, Berlin, Germany with a monthly rent of approximately 1,906.29 EURO and a lease with a remaining term of 4 years. Our telephone number is (49) 30 201-7780. ATI Nuklear and RESEAL shares office space with us.

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

Upon completion of the above referenced merger with LTD, the Company anticipates relocating its offices to New York, New York.

ITEM 3. LEGAL PROCEEDINGS

During the quarter ended June 30, 2003, the Company has been notified that Dr. Jurgen Lempert intended to commence legal proceeding against the Company relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect 55,450 EUROs ($69,629). At December 31, 2003 the Company has accrued such amounts.

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, has initiated legal proceedings against the Company for monies he believes are due under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect 54,000 EUROS ($67,808). At December 31, 2003 the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect 157,272.60 Euros ($197,486). At December 31, 2003 the Company has accrued such amounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

PREFERRED STOCK

Currently, no shares of Preferred Stock have been designated by the Board of Directors. The Board of Directors has the authority, without further action by the holders of the Common Stock, to issue Preferred Stock in one or more series and to fix as to any such series, the dividend rate, redemption prices, preferences on liquidation or dissolution, sinking fund terms, if any, conversion rights, voting rights and any other preference or special rights and qualifications. Shares of Preferred Stock issued by the Board of Directors could be utilized, under certain circumstances, as a method of raising additional capital, for possible acquisitions or for any purpose. The Board of Directors has not authorized the issuance of any series of Preferred Stock and there are no agreements, understandings or plans for the issuance of any Preferred Stock. As noted above under "Description of Business-Acquisitions," the Company is contemplating creating a new series of Preferred Stock in connection with the Merger and the consummation of the Alf-Pro Asset Purchase Agreement, to the extent such transactions are revised.

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

2002                                High             Low
-------                            -------          -------
First Quarter                       $1.10            $0.26
Second Quarter                      $2.23            $0.51
Third Quarter                       $0.69            $0.16
Fourth Quarter                      $0.26            $0.09

2003                                High             Low
-------                            -------          -------
First Quarter                       $0.38            $0.14
Second Quarter                      $0.60            $0.18
Third Quarter                       $0.38            $0.21
Fourth Quarter                      $0.29            $0.11

There were approximately 165 shareholders of record of Common Stock as of May 17, 2004.

There are currently eighteen active market makers of our Common Stock consisting of Wm. V. Frankel & Co, Inc., Knight Equity Markets, L.P., Brookstreet Securities Corp., The Vertical Group, Inc., Wien Securities, BrokerageAmerica LLC, V Finance Investements, Inc. Sterne Agee Capital Markets, Inc., GVCR Company LLC, Hill Thompson Magid & Co., Schwab Capital Markets L.P., TD Waterhouse capital Markets, Inc., May Financial Corporation, Pershing Trading Company, Domestic Securities Inc., Crown Financial Group, Inc., Jefferies & Company Inc., and Seaboard Securities.

Interwest Stock Transfer Company, located at 1981 East Murray Holladay Road, Salt Lake City, Utah, is the transfer agent and registrar for our Common Stock.

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

RECENT ISSUANCE OF STOCK

During May 2003, the Company issued 2,000,000 shares of common stock to investors in exchange for $240,000.

During May 2003, the Company issued 360,677 shares of restricted Company Common Stock for the satisfaction of $45,000 in legal fees.

During June 2003, the Company issued 2,000,000 shares of restricted Company Common Stock to a consultant. These shares have been valued at $940,000 and expensed during the period ended June 30, 2003.

During June 2003, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $800,000 of debt owed to it into 8,000,000 shares of restricted Company Common Stock.

During July 2003, the Company and a former consultant entered into a conversion agreement pursuant to which the Company and such consultant agreed to convert EURO 108,402 ($124,012) of outstanding consulting fees due to such consultant into 510,000 shares of Company Common Stock.

During September 2003, the Company issued 85,000 shares of its common stock for the satisfaction of $18,700 in consulting fees.

During November 2003, the Company issued 150,000 shares of its restricted common stock for the satisfaction of services provided valued at $24,000.

During November 2003, the Company issued 100,000 shares of its restricted common stock for the satisfaction of services provided valued at $16,000.

During November 2003, the Company issued 50,000 shares of its restricted common stock for the satisfaction of $8,000 in consulting fees.

During November 2003, the Company issued 340,000 shares of its restricted common stock as consideration for services provided valued at $34,979.

During November 2003, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $125,000 of debt owed to it into 1,250,000 shares of restricted Company common stock.

During November 2003, the Company issued 660,000 shares of its restricted common stock as full and final payment of all principal and interest in an amount of $67,900.

During March 2004, the Company issued 6,000,000 shares of its restricted common stock as payment in full of a promissory note payable in the amount of $890,000 plus $288,103 of accrued interest.

During March 2004, the Company issued 1,000,000 shares of its restricted common stock to LTD as part of the conversion of a $100,000 note payable.

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

During the next 12 months the Company intends to concentrate on the (i) consummation of the Merger with LTDN pursuant to the Merger Agreement, (ii) commercialization of products developed by RESEAL, (iii) commercialization of products developed by Cetoni (iv) if the transactions under the Alfa-Pro Asset Purchase Agreement are consummated, commercialization of products developed from the acquired intellectual property and (v) development of any new products created by the founder of Cetoni. In addition, the Company also intends to substantially restructure its operations in Russia. See "Description of Business." In connection with such reorganization, on July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear, Nuclear Technologies, Hans Skrobanek, the president and a director of the Company, and Peter Goerke, a former officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuclear Technologies ("Nuclear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuclear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and
(b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the reorganization, it is anticipated that the Company will pay approximately $56,000 of existing liabilities in connection with such assumed assets and will convert approximately $163,000 of existing liabilities in connection with such assumed assets into shares of Common Stock. Following the consummation of such transaction, Nuclear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. Other than as noted above, the Company currently anticipates that Nuclear Technologies will arrange to finance its own operations and that the Company will not be responsible for such funding. At the current date, it is unknown whether ATI will be successful in completing the restructuring of its Russian and nuclear related business activities to effectively complete the proposed transaction with Nuclear Technologies. In the event that the Stock Subscription Agreement between ATI and Nuclear Technologies is not consummated, ATI anticipates expending no further funds for the development of these businesses and anticipates reevaluating the scope of such operations. There can be no assurance that the projects contemplated by Nuclear Technologies will be successful should the restructure be completed.

Except for a nominal amount of revenue from the sale of Cetoni products in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. We will require additional financing to continue our planned operations during the next 12-month period. Management believes that it will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. In addition, ATI anticipates receiving funds in connection with the Merger. However, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us or that the Merger will be consummated. Any inability to raise additional funds would require that we significantly scale back our planned operations.

Ideally, upon the commercialization of our products, and implementation of operational cost controls, we would hope that sustainable revenues will be able to be generated so as to avoid the necessity to raise significant funds in the longer term. Although we believe that we will recognize additional revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues therefrom. In addition, no assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

RISK FACTORS

WE HAVE LIMITED OPERATING HISTORY; WE HAVE NOT GENERATED ANY SIGNIFICANT REVENUES FROM OPERATIONS; WE EXPECT TO INCUR ADDITIONAL SIGNIFICANT LOSSES.

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

ATI anticipates that it will continue to incur significant operating losses through 2004. ATI may incur additional losses thereafter, depending upon our ability to generate revenues from the license or sale of our technologies and products or to enter into any or a sufficient number of joint ventures or collaborations. ATI has generated no meaningful revenues to date. Although ATI's management believes that it may recognize revenues during 2004, based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurance as to when or whether we will be able to commercialize our products and technologies and realize any revenues therefrom. ATI products and technologies have never been utilized on a large-scale commercial basis. In addition, ATI may have to sell and issue Common Stock or securities convertible into Common Stock in order to obtain the funding necessary to support operations which will dilute your shareholdings and may negatively impact the price of Common Stock.

ATI'S CURRENT AND NEW PRODUCTS MAY NOT COMPETE SUCCESSFULLY WITH COMPETITOR'S PRODUCTS.

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

Many of its current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources. As the market for ATI's products continues to develop, additional competitors may enter the market and competition may intensify. Inability to compete in the following factors could have a material adverse effect on ATI's business: product performance, product features, ease of use, reliability, hardware and competitor compatibility, brand name recognition, product reputation, pricing, levels of advertising, availability and quality of customer support and timeliness of product upgrades.

HOLDERS OF COMMON STOCK WILL HAVE THEIR PERCENTAGE OWNERSHIP DILUTED BY MORE THAN 58% UPON COMPLETION OF THE MERGER AND AS A RESULT THE PRICE OF ITS COMMON STOCK MAY DECLINE.

A significant number of shares of Common Stock will be available for trading in the public market which will result in substantial dilution to existing shareholders upon completion of the Merger. The additional shares in the market will dilute the percentage interest of ATI's other shareholders and may have a material adverse effect on the market price of Common Stock. Any such decline in the market price of its Common Stock could impede ATI's efforts to obtain additional financing through the sale of additional equity or equity-related securities or could make such financing more costly.

ANY INABILITY OF ATI TO PROTECT ITS INTELLECTUAL PROPERTY MAY LIMIT ITS ABILITY TO COMPETE AND RESULT IN A LOSS OF A COMPETITIVE ADVANTAGE.

ATI relies principally on copyright, trademark, patent, trade secret and contract laws to protect its proprietary technology. ATI cannot be certain that it has taken adequate steps to prevent misappropriation of its technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to ATI's technology.

ATI and its subsidiaries have prepared and filed patent applications covering several of consumer products in industrial countries. ATI's success depends, in part, on its ability to obtain and protect patents covering, and maintain trade secrecy protection of, industrial technologies, as well as other, future technologies, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that any of ATI's pending or future patent applications will be approved, that ATI will develop additional proprietary technology that is patentable, that any patents issued will provide ATI with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on ATI's ability to conduct business.

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

Although ATI believes that none of the technologies or products it has developed or the trademarks it uses or any of the other elements of its business infringe on the proprietary rights of any third parties, third parties may assert claims against ATI for infringement of their proprietary rights and these claims may be successful. ATI could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights, which could materially adversely affect its business, results of operations or financial condition. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block ATI's ability to market or license its products in the United States, Germany or elsewhere. Such a judgment could have a material adverse effect on ATI's ability to sell its products or on its costs of doing business. If a third party asserts a claim relating to proprietary technology or information against ATI, it may seek licenses to the intellectual property from the third party. However, ATI cannot be certain that third parties will extend licenses to it on commercially reasonable terms, or at all. ATI's failure to obtain the necessary licenses or other rights or to obtain those rights at a reasonable cost could materially adversely affect its ability to sell its products or its costs of doing business.

THE PRICE OF THE COMMON STOCK HAS BEEN AND MAY IN THE FUTURE BE AFFECTED BY PRICE AND VOLUME FLUCTUATION IN THE MARKET FOR DEVELOPMENTAL STAGE COMPANIES.

The Over the Counter Bulletin Board, where many developmental stage companies are traded, experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of the Common Stock, regardless of ATI's actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. ATI has not been the subject to any lawsuits alleging that it has violated various provisions of federal securities laws. The filing of litigation against ATI, or any other claims, if made, could result in substantial costs and a diversion of the attention and resources of ATI's management.

IF ATI IS UNABLE TO HIRE AND RETAIN KEY PERSONNEL, IT MAY BE UNABLE TO DEVELOP PRODUCTS OR ACHIEVE SALES OF PRODUCTS.

ATI's success depends to a significant extent on the performance of its executive officers and key technical personnel. The loss of one or more of ATI's key employees could have a material adverse effect on its ability to develop products or to sell products. ATI believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. There can be no assurance that ATI will be successful in attracting and retaining these personnel. If the Merger is consummated, it is contemplated the certain members of LTDN's management will become executive officers of the Company.

ATI'S RESEARCH AND DEVELOPMENT PROGRAM AND COSTS MAY NOT RESULT IN INCREASED SALES OR REVENUE.

Developing new products and technologies is expensive. ATI plans to continue significant investments in product research in the near future. ATI cannot assure that significant sales or revenue from the products it is developing will be achieved.

ATI WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL IN ORDER TO FULLY IMPLEMENT ITS BUSINESS PLAN AND MARKETING STRATEGY.

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

         o    the ongoing development and testing of technologies and products;
              and

         o    the availability of financing.

In addition, ATI will require substantial additional capital to expand its business to hire administrative, marketing, technical and operational support personnel, and to a lesser extent, for research and development activities. As of the date hereof, ATI has not identified any sources of and cannot provide any assurances that it ever will obtain the additional capital necessary to fully effectuate our business goals. Moreover, ATI cannot provide assurances that additional capital requirements will not arise, or that for periods following fiscal year 2004 it will generate sufficient revenues to cover expenses or generate profits. If adequate financing is not available, ATI may be required to delay, scale back or eliminate certain of its research and development programs and marketing and sales programs, forego technology acquisition opportunities, or license third parties to commercialize technologies that ATI would otherwise seek to develop. To the extent ATI raises additional capital by issuing equity securities, holders of our equity securities will be diluted.

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

ATI MAY NOT BE SUCCESSFUL IN ENTERING INTO STRATEGIC ALLIANCES.

ATI intends to enter into strategic partnerships, joint ventures and/or teaming arrangements with regional and multinational corporations to promote our technologies and products. In the event that ATI is unable to develop these relationships or once developed maintain them for any reason, our business, operating results and financial condition could be materially adversely affected. Moreover, ATI can give no assurances that any such relationships will result in the sale or licensing of our technologies or products.

CERTAIN RISKS MAY ATTACH TO OPERATIONS IN FOREIGN COUNTRIES.

ATI conducts a significant portion of its business outside the United States. Certain risks attach to operations in foreign countries. Legal systems in some of the nations in which ATI conducts operations, including the licensing of technologies and selling products, may not be as developed as the United States legal system. Consequently, contract rights which ATI takes for granted in the United States may be unenforceable in some of these jurisdictions. Any inability to enforce contracts or collect payment from clients located in these areas would have material adverse effect on ATI's business and results of operations.

Some of the overseas contracts by which ATI provides products and services will be denominated in currencies other than United States Dollars. In addition, ATI's expenses are recorded in different currencies. As a result, ATI will be subject to the effects of exchange rate fluctuations with respect to any of these currencies.

Some of the foreign countries in which ATI's clients are located have or may enact laws that restrict conversion of their currencies into United States Dollars. Any inability to convert the entire amount received from contracts performed overseas may limit ATI's ability to utilize revenue generated in such currencies outside of that jurisdiction and restrict us to fund our business activities outside those countries.

The above list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the "Description of Business--Forward Looking Statements" included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the year ended December 31, 2003 are attached hereto as pages F-1 through F-52.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures. During our most recent fiscal quarter the Company instituted a more formalized book keeping process by centralizing many of its record keeping responsibilities and established a dual signature policy on all Company bank accounts.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT and CODE OF ETHICS

DIRECTORS AND OFFICERS

As of December 31, 2003, our officers and Directors were:

NAME                          AGE           TITLE
----                          ---           -----

Hans-Joachim Skrobanek        53        President and Director

Peter Goerke                  43        Former Vice President

James Samuelson               34        Vice President, Chief Financial Officer,
                                        Secretary

Hans-Joachim Schuerholz       77        Director

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

Peter Goerke joined us as a Vice President in March of 2000. Prior to this he served as the Chief of Department of Intracamion, an international transportation company. He also served as a consultant to the Treuhandanstalt. Mr. Goerke has a Masters Degree in Politics from the Institute of International Relations, Moscow, Russia. He is fluent in German, Russian, English and French. Mr. Goerke's employment contract was terminated on December 14, 2003, effective as of March 14, 2004.

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

Hans-Joachim Schuerholz has served as one of our directors since May 1999. From 1995 to present, Mr. Schuerholz has served as a managing director and consultant for a real estate company in Saxony, Germany. From 1993 to 1995, Mr. Schuerholz was employed as a legal consultant to the City of Dresden, Germany, in the area of restitution and priority investment law. He graduated from the University of Menster in 1953 with a legal degree.

The Company has only two members on its Board of Directors and therefore does not have a separate audit committee but the Company believes that Hans-Joachim Schuerholz would be considered an audit committee financial expert.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To the best of our knowledge, Kurt Seifman and ERBC Holdings, LTD., a former affiliate of the Company, failed to file Form 4'S relating to several transactions occurring in 2003 prior to them longer being considered an affiliate of the Company.

To the best of our knowledge, LTDN has not filed a Form 4 reflecting its acquisition of shares of Common Stock in November 2003.

CODE OF ETHICS

The Company has not adopted a Code of Ethics that applies to its executive officers. The Company expects to have a change of management upon the consummation of the Merger with LTDN. The Company expected the Merger to be completed prior to the end of 2003 and therefore did not otherwise adopt such a Code of Ethics. If the Merger does occur within the next few months, current management anticipates adopting such a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table presents, for each of the last three fiscal years ending December 31, 2003 the annual compensation earned by our chief executive officer and our most highly compensated executive officers.

=========================================================================================================
                                                               LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION                  Awards          Payouts
                            --------------------------------  ---------------------  ---------

                                                   Other                  Securities              All
                                                   Annual     Restricted  Underlying    LTIP     Other
                                          Bonus    Compen-    Stock       Options/    Payouts   Compen-
                     Year    Salary ($)    ($)     sation($)  Awards($)   SARs(#)       ($)     sation($)
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
Hans-Joachim Skrobanek,
President            2003   $110,000 (1)
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2002    110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2001    110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
James Samuelson,
Vice President,
Chief Financial
Officer, Secretary   2003   $120,000 (2)
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2002   $120,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                     2001   $120,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------

         (1) Mr. Skrobanek is entitled to receive a salary equal to $110,000 per annum under his employment agreement with the Company. Due to the Company's financial condition, Mr. Skrobank has accrued an amount equal to $93,840 during the year ended December 31, 2003.

         (2) Mr. Samuelson is entitled to receive a salary equal to $120,000 per annum under an agreement with the Company. Due to the Company's financial condition, Mr. Samuelson accrued salary during 2001, 2002 and 2003 in a combined amount of $312,800. During July 2003, Mr. Samuelson and the Company agreed to convert $265,800 of accrued salary due to Mr. Samuelson into 1,526,238 shares of Common Stock of the Company. This conversion is contingent upon the shares being validly issued to Mr. Samuelson and registered on Form S-8. As of the date of this document, no shares have been issued to Mr. Samuelson under this agreement.

===============================================================================================
                           OPTIONS/SAR GRANTS IN THE FISCAL YEAR 2003
-----------------------------------------------------------------------------------------------
                                      INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------
                                     Number of     % of Total
                                     Securities    Options/SARs
                                     Underlying    Granted to
                                     Option/SARs   Employees in   Exercise or Base   Expiration
Name                         Year    Granted (#)   Fiscal Year    Price ($/Share)    Date
---------------------------  -----   -----------   ------------   ----------------   ----------
Hans-Joachim Skrobanek,
President                    2003
                             2002
---------------------------  -----   -----------   ------------   ----------------   ----------
                             2001
---------------------------  -----   -----------   ------------   ----------------   ----------

---------------------------  -----   -----------   ------------   ----------------   ----------
James Samuelson, Vice
President, Chief Financial
Officer, Secretary           2003

                             2002
---------------------------  -----   -----------   ------------   ----------------   ----------
                             2001
---------------------------  -----   -----------   ------------   ----------------   ----------

===============================================================================================

INCENTIVE STOCK OPTION PLAN.

On October 22, 2000 our Board of Directors adopted a new stock option entitled the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("Plan"). Under the Plan options may be issued to directors, officers, key employees, consultants, agents, advisors, and independent contractors who are in a position to contribute materially to the prosperity of the Company. The Plan provides for the issuance of both Incentive Stock Options ("ISO"s") and Non-Qualified Stock Options ("NQSO's"). ISO's are issued to employees and NQSO's are generally issued to non-employees. The number of shares that are subject to ISO's is limited to 3,000,000 under the Plan. The number of NQSO's that may be issued is subject to the discretion of the Board of Directors.

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

EMPLOYMENT CONTRACTS

We currently have an employment contract with Mr. Skrobanek. Under the terms of the contract Mr. Skrobanek is entitled to a salary of $110,000 per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003 as to each person who is known to ATI to be the beneficial owner of more than 5% of the outstanding Common Stock (giving effect to all warrants and options exerciseable within 60 days) and as to the security and percentage ownership of each executive officer and director of ATI and all officers and directors of ATI as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

------------------- ------------------------------------ -------------------------- -------------------------
                             Name and Address               Security Ownership             Percentage
     Title of                       Of                       Amount and Nature                 Of
      Class                  Beneficial Owners            Of Beneficial Ownership            Class
------------------- ------------------------------------ -------------------------- -------------------------

      Common        LTDnetwork Inc.                            10,125,000                     14.12%
                    211 Madison Avenue, Suite
                    New York, NY

      Common        Kurt Seifman                                3,376,422                      5.2%
                    5 West 86th Street
                    New York, NY  10024
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Hans Joachim Skrobanek
                    Taubenstrasse 20                            1,073,359                        1.4%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Hans Joachim Schuerholz                       15,000
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        James Samuelson                               179,056 (1)
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
      Common        Peter Goerke                                  50,000
                    Taubenstrasse 20                                                             0%
                    Berlin, Germany D-10117
------------------- ------------------------------------ -------------------------- -------------------------
                    Officers and Directors as a group
                    (5 persons)                                 1,323,415                       1.85%
------------------- ------------------------------------ -------------------------- -------------------------

(1) Includes 179,056 shares held directly by Mr. Samuelson. Additionally, Mr. Samuelson is entitled to receive 1,526,238 shares, to be registered on Form S-8, as consideration for the conversion of $265,000 of accrued salary, these shares have not been issued as of May 17, 2004. Mr. Samuelson is also entitled to receive 937,777 shares of restricted stock and an option to purchase 937,777 shares of common stock at a price of $0.22 per share. As of May 17, 2004, these shares have not been issued to Mr. Samuelson and he has not exercised any of the above referenced options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By letter agreement dated June 1, 1996 we engaged ERBC Holdings LTD ("ERBC") to provide consulting services for one year. That agreement has been renewed annually. During 2001, we incurred consulting fees of $240,000 for services provided under the contract. At December 31, 2002, we owed ERBC $895,176 under the agreement. As of December 31, 2003, we owed ERBC $1,015,176 under the agreement.

Amounts due to related parties represent various demand notes, plus interest at 10% per annum, payable to certain stockholders, relatives of shareholders and companies affiliated with stockholders. Interest expense accrued on these demand notes totaled $ 356,945 in 2003 and $300,824 in 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

Exhibit 31.1 Certification of the Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December 31, 2003

Exhibit 31.2 Certification of the Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December31, 2003

Exhibit 32.1 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December 30, 2003

Exhibit 2.1 Agreement and Plan of Merger, dated as June 18, 2003, among Advanced Technology Industries, Inc., LTDnetwork, Inc. and LTDN Acquisition Corp. (1)

Exhibit 2.2 Conversion Agreement, dated as of June 19, 2003, between LTDnetwork, Inc. and the Advanced Technology Industries, Inc. (1)

Exhibit 2.3 Asset Purchase Agreement, dated as of July 11, 2003, among Advanced Technology Industries, Inc., Alfa-Pro Products Gmbh and Alice Schlattl (2)

Exhibit 2.4 Assignment of Shares, dated April 29, 2002, between Alice Schlattl and Advanced Technology Industries, Inc. (this copy of the contract has been translated from the executed version which was written in German) (2)

Exhibit 10.1 Release and Stock Purchase Agreement, dated as of July 15, 2003, between James Samuelson and Advanced Technology Industries, Inc. (2)

Exhibit 10.2 Stock Subscription Agreement, dated as of July 28, 2003, among Advanced Technology Industries, Inc., ATI Nuklear AG, Nuclear Technologies, Inc., Hans-Joachim Skrobanek and Peter Goerke. (2)

(1) Incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (File No. 0-230761)

(2) Incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

Reports of Form 8-K

The Company filed an amended report of Form 8-K/A on January 24, 2003. This report amended a previous filing on form 8-K filed on September 13, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum & Kliegman LLP, Certified Public Accountants, provided accounting services to the Company during the year ended December 31, 2003. The Board has selected Marcum & Kliegman LLP to provide accounting services to the Company for the year ending December 31, 2004.

The following table presents fees for professional audit services rendered by Marcum & Kliegman, LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by Marcum & Kliegman, LLP during 2003 and 2002.

                                                   2003        2002
                                                 --------------------

Audit Fees (1) ...............................   $ 104,697  $ 138,246
Audit Related Fees (2)                               -        -
Tax Fees (3) .................................       -         11,078
All Other Fees (4)                                   -        -
                                                 --------------------
                                                 $ 104,697  $ 149,324

Notes:

(1) Audit fees consist of fees for audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2) Audit related fees consist of fees for audits of financial statements of the employee benefit plans maintained by the Company.

(3) Tax fees consist of fees for tax consultation and tax compliance services for the Company and its employee benefit plans.

(4) All other fees consist of fees primarily related to consultations regarding the employee benefit plans.

The Company does not have an Audit Committee, therefore there is not pre-approval of audit and permissible non-audit services provided by the independent auditors. The non-audit services include audit-related services, tax services and other services. The Company's policy is to pre-approve all services and fees for up to one year, which approval includes the appropriate detail with regard to each particular service and its related fees.

Management has considered whether the services provided by Marcum & Kliegman, LLP, apart from the audit services described under the heading "Audit Fees" above, are compatible with maintaining the independence of Marcum & Kliegman, LLP.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: May 17, 2004             By: /s/ Hans-Joachim Skrobanek
                                    --------------------------------------
                                    Hans-Joachim Skrobanek, President

Dated: May 17, 2004             By: /s/ James Samuelson
                                    --------------------------------------
                                    James Samuelson
                                    Chief Financial Officer

Dated:  May 17,2004             By: /s/ Hans-Joachim Schuerholz
                                    --------------------------------------
                                    Hans-Joachim Schuerholz
                                    Director

                     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

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

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Company and have:

                  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

                  (b) designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

                  (d) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

                  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls over financial reporting.

Date: May 17, 2004          By: /s/ Hans-Joachim Skrobanek
                                ------------------------------------------------
                                Hans-Joachim Skrobanek, Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Company and have:

                  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

                  (b) designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

                  (d) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

                  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls over financial reporting.

Date: May 17, 2004                  By: /s/ James Samuelson
                                        ----------------------------------------
                                        James Samuelson, Chief Financial Officer

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                          CONSOLIDATED FINANCIAL REPORT

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page Nos.
                                                                       ---------

INDEPENDENT AUDITORS' REPORT                                               1

CONSOLIDATED BALANCE SHEET                                                 2
  December 31, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS                                      3
  For the Years Ended December 31, 2003 and 2002
  For the Period from Inception (October 25, 1995) to
    December 31, 2003

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)                    4 - 14
  For the Period from Inception (October 25, 1995) to
    December 31, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   15 - 16
  For the Years Ended December 31, 2003 and 2002
  For the Period from Inception (October 25, 1995) to
    December 31, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              17 - 52

SELECTED FINANCIAL DATA
  For the Five Years Ended December 31, 2003

(*) Included in Part II, Item 6 of the Form.

To the Board of Directors and Stockholders
Advanced Technology Industries, Inc. and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheet of Advanced Technology Industries, Inc. and Subsidiaries, (the "Company") (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (October 25, 1995) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Technology Industries, Inc. and Subsidiaries (a development stage company) as of December 31, 2003 and the results of their operations and their cash flows for the year then ended and for the period from inception (October 25, 1995) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the year ended December 31, 2003 of $3,857,514, and as of December 31, 2003 had a working capital deficiency of approximately $9,287,892. As discussed further in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
April 29, 2004, except for note 4 dated may 17, 2004

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                        $      7,992
  Prepaid expenses and other current assets                             157,153
                                                                   -------------
        Total Current Assets                                            165,145

Property and equipment, net                                             197,093
Note Receivable-Related Party                                           203,000
Due from related parties                                                 59,946
                                                                   -------------
        Total Assets                                               $    625,184
                                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Loans and notes payable                                          $  1,908,701
  Accrued liabilities, including $1,394,036 due to related
    parties                                                           7,428,875
  Due to related parties                                                115,461
                                                                   -------------
      Total Liabilities                                               9,453,037
                                                                   -------------

Commitments

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                            --
  Common stock - $0.0001 par value; 100,000,000 shares
    authorized; 63,061,270 shares issued and outstanding                  6,308
  Additional paid-in capital                                         17,716,447
  Accumulated other comprehensive loss                               (1,194,774)
  Deficit accumulated during the development stage                  (25,310,834)
  Receivable on sale of stock                                           (45,000)
                                                                   -------------
      Total Stockholders' Deficiency                                 (8,827,853)
                                                                   -------------
      Total Liabilities and Stockholders' Deficiency               $    625,184
                                                                   =============

  The accompanying notes are an integral part of these consolidated financial statements.


                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Years Ended         For the Period
                                                  December 31,           from Inception
                                        -----------------------------  (October 25, 1995)
                                            2003            2002      to December 31, 2003
                                        -------------   -------------    -------------
Revenues                                $         --    $         --    $         --
                                        -------------   -------------   -------------
Costs and Expenses:
  Research and development                    88,754       1,137,990       5,113,071
  Compensatory element of stock
    issuances pursuant to consulting
    professional and other agreements      1,223,827       1,506,996       6,335,965
  Consulting fees                            243,118         541,877       3,090,353
  Other general and administrative
    expenses                               1,832,415       2,010,554       7,962,536
  Depreciation and amortization
    expense                                   55,976         176,875         758,570
  Interest and amortization of debt
    issuance costs                           443,647         917,579       4,402,154
  Gain on sale of marketable
    securities                                    --        (100,818)       (875,156)
  Equity loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell Inc.                    --              --       1,660,550
  Minority interest in loss of
    consolidated subsidiary                       --              --        (323,965)
  Loss on impairment of license fee               --         566,667         566,667
  Gain on Sale of Equipment                   (8,700)             --          (8,700)
  Interest Income                            (21,523)             --         (21,523)
                                        -------------   -------------   -------------
    Total Costs and Expenses               3,857,514       6,757,720      28,660,552
                                        -------------   -------------   -------------

Loss before extraordinary item            (3,857,514)      (6,757,720)    (28,660,522)

Extraordinary item - gain on sale of
  technology interest to former
  affiliate, net of income taxes of
  $-0-                                            --              --       3,349,688
                                        -------------   -------------   -------------
Net Loss                                $ (3,857,514)    $ (6,757,720)   $(25,310,834)
                                        =============   =============   =============

Basic and diluted loss per share        $       (.07)   $       (.14)
                                        =============   =============
Weighted average shares used in
  basic and diluted loss per share        56,519,472      47,647,310
                                        =============   =============

     The accompanying notes are an integral part of these consolidated financial statements.

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

       FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003


                                                  Common Stock          Additional
                                           --------------------------     Paid-in
                                              Shares        Amount        Capital
                                           ------------  ------------  ------------
Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)         12,300,000   $     1,230   $        --
Issuance of stock for legal fees
  ($0.04 per share)                            500,000            50        19,950
Issuance of stock under consulting
  agreement ($0.04 per share)                1,605,000           161       284,839
Net loss - 1996                                     --            --            --
Issuance of stock under consulting
  agreements ($1.00 per share)                 750,000            75       749,925
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                   306,500            30       612,970
Offering costs                                      --            --       (50,000)
Comprehensive income:
  Net loss - 1997                                   --            --            --
                                           ------------  ------------  ------------
Balance - December 31, 1997                 15,461,500   $     1,546   $ 1,617,684
                                           ============  ============  ============


                                           Accumulated   Accumulated      Total
                                              Other      During the    Stockholders'
                                          Comprehensive  Development                  Comprehensive
                                          Income (Loss)     Stage       Deficiency         Loss
                                           ------------  ------------   ------------   ------------

Period from Inception (October 25, 1995)
through December 31, 1997:
----------------------------------------

Issuance of common stock to founders for
  subscriptions ($0.0001 per share)        $        --   $        --    $     1,230
Issuance of stock for legal fees
  ($0.04 per share)                                 --            --         20,000
Issuance of stock under consulting
  agreement ($0.04 per share)                       --            --        285,000
Net loss - 1996                                     --      (372,500)      (372,500)
Issuance of stock under consulting
  agreements ($1.00 per share)                      --            --        750,000
Issuance of stock for cash pursuant to
  offering ($2.00 per share)                        --            --        613,000
Offering costs                                      --            --        (50,000)
Comprehensive income:
  Net loss - 1997                                   --    (1,267,567)    (1,267,567)   $(1,267,567)
                                           ------------  ------------   ------------   ------------
Balance - December 31, 1997                $        --   $(1,640,067)   $   (20,837)   $(1,267,567)
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

               ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

       FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003

                                                Common Stock         Additional
                                           -----------------------    Paid-in
                                             Shares       Amount       Capital
                                           ----------   ----------   ----------

Year Ended December 31, 1998:
----------------------------

Balance - January 1, 1998, as previously
  reported                                 15,461,500   $    1,546   $1,617,684
Effect of Cetoni pooling-of-interests       5,000,000          500       27,245
                                           ----------   ----------   ----------
Balance - January 1, 1998, restated        20,461,500        2,046    1,644,929

Comprehensive income:
  Net loss, restated for Cetoni
    pooling-of-interests                           --           --           --
  Other comprehensive income, net of
    tax:
      Translation adjustments                      --           --           --
      Unrealized gains                             --           --           --
                                           ----------   ----------   ----------
Balance - December 31, 1998, Restated      20,461,500   $    2,046   $1,644,929
                                           ==========   ==========   ==========


                                           Accumulated    Accumulated     Total
                                              Other       During the     Stockholders'
                                           Comprehensive  Development                   Comprehensive
                                               Loss         Stage         Deficiency        Loss
                                           ------------   ------------   ------------   ------------
Year Ended December 31, 1998:
----------------------------

Balance - January 1, 1998, as previously
  reported                                 $        --    $(1,640,067)   $   (20,837)
Effect of Cetoni pooling-of-interests           36,122       (512,769)      (448,902)
                                           ------------   ------------   ------------
Balance - January 1, 1998, restated             36,122     (2,152,836)      (469,739)
Comprehensive income:
   Net loss, restated for Cetoni
     pooling-of-interests                           --       (795,568)      (795,568)   $  (795,568)
   Other comprehensive income, net of
     tax:
       Translation adjustments                 (54,137)            --        (54,137)       (54,137)
       Unrealized gains                             --             --             --             --
                                           ------------   ------------   ------------   ------------
Balance - December 31, 1998, Restated      $   (18,015)   $(2,948,404)   $(1,319,444)   $  (849,705)
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

                ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

        FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003

                                                  Common Stock            Additional
                                            --------------------------      Paid-in
                                              Shares         Amount         Capital
                                            -----------    -----------    -----------
Year Ended December 31, 1999:
----------------------------

Balance - January 1, 1999                    20,461,500    $     2,046    $ 1,644,929

Cancellation of shares issued to founders    (6,795,000)          (679)           679
Stock issued pursuant to employment and
  consulting agreements                       1,009,411            101      1,009,310
Value assigned to stock options issued in
  connection with consulting agreement               --             --         61,000
Value assigned to 770,000 warrants issued
  in connection with convertible debt                --             --        531,000
Comprehensive income, net of tax:
   Net loss                                          --             --             --
   Other comprehensive income, net of
     tax:
       Foreign currency translation
         adjustments                                 --             --             --
       Unrealized gains on securities               --              --             --
                                            -----------    -----------    -----------
Balance - December 31, 1999                  14,675,911    $     1,468    $ 3,246,918
                                            ===========    ===========    ===========


                                          Accumulated    Accumulated       Total
                                             Other       During the     Stockholders'
                                          Comprehensive  Development                 Comprehensive
                                          (Loss)Income      Stage        Deficiency      Income
                                          ------------   ------------   ------------   ------------

Year Ended December 31, 1999:
----------------------------

Balance - January 1, 1999                 $   (18,015)   $(2,948,404)   $(1,319,444)

Cancellation of shares issued to
  founders                                         --             --             --
Stock issued pursuant to employment and
  consulting agreements                            --             --      1,009,411
Value assigned to stock options issued
  in connection with consulting
  agreements                                        --             --         61,000
Value assigned to 770,000 warrants
  issued in connection with convertible
  debt                                             --             --        531,000
Comprehensive income, net of tax:
  Net loss                                         --       (748,936)      (748,936)   $  (748,936)
  Other comprehensive income, net of
    tax:
     Foreign currency translation
       adjustments                             92,899             --         92,899         92,899
     Unrealized gains on securities         1,117,500             --      1,117,500      1,117,500
                                          ------------   ------------   ------------   ------------
Balance - December 31, 1999               $ 1,192,384    $(3,697,340)   $   743,430    $   461,463
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

                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

            FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003

                                                                                Accumulated
                                             Common Stock          Additional      Other
                                      --------------------------    Paid-in     Comprehensive
                                         Shares        Amount       Capital        Income
                                      ------------  ------------  ------------  ------------
Year Ended December 31, 2000:
----------------------------

Balance - January 1, 2000              14,675,911   $     1,468   $ 3,246,918   $ 1,192,384

Stock options exercised                   120,000            12        59,988            --
Shares issued for acquisition of
  Aberdeen                                400,000            40       499,960            --
Compensatory issuance of stock            218,000            22       287,486            --
Value assigned to stock options
  issued in connection with
  consulting agreements                        --            --       472,500            --
Value assigned to stock as
  additional consideration for
  financing activities                    713,571            71       222,788            --
Issuance of stock to retire debt
  from related party                   13,054,393         1,305     1,558,695            --
Issuance of stock to officers for
  bonus                                   100,000            10        20,190            --
Amortization of unearned financing
  costs                                        --            --            --
Comprehensive income:
  Net loss                                     --            --            --
  Other comprehensive income
    (loss), net of tax:
      Foreign currency translation
       adjustments                             --            --            --        69,578
      Unrealized holding losses
       arising during the year, net
       of taxes of $453,000                    --            --            --      (687,825)
      Less: Reclassification
             adjustments for
             gains included in net
             loss, net of taxes of
             $151,000                          --            --            --      (279,375)
                                      ------------  ------------  ------------  ------------
Balance - December 31, 2000            29,281,875   $     2,928   $ 6,368,525   $   294,762
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

                            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                    FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003


                                      Deficit
                                     Accumulated                                    Total
                                     During the      Unearned       Receivable   Stockholders'
                                     Development     Financing      on Sale of      Equity       Comprehensive
                                        Stage          Costs          Stock       (Deficiency)       Loss
                                     ------------   ------------   ------------   ------------   ------------
Year Ended December 31, 2000:
----------------------------

Balance - January 1, 2000            $(3,697,340)   $        --    $        --    $   743,430

Stock options exercised                       --             --        (45,000)        15,000
Shares issued for acquisition of
  Aberdeen                                    --             --             --        500,000
Compensatory issuance of stock                --             --             --        287,508
Value assigned to stock options
  issued in connection with
  consulting agreements                       --             --             --        472,500
Value assigned to stock as
  additional consideration for
  financing activities                        --       (222,859)            --             --
Issuance of stock to retire debt
  from related party                          --             --             --      1,560,000
Issuance of stock to officers for
  bonus                                       --             --             --         20,200
Amortization of unearned financing
  costs                                       --         54,603             --         54,603
Comprehensive income:
  Net loss                            (3,368,644)            --             --     (3,368,644)   $(3,368,644)
  Other comprehensive income
   (loss), net of tax:
     Foreign currency translation
       adjustments                            --             --             --         69,578         69,578
     Unrealized holding losses
       arising during the year,
       net of taxes of $453,000               --             --             --       (687,825)      (687,825)
     Less: Reclassification
            adjustments for gains
            included in net loss,
            net of taxes of
            $151,000                          --             --             --       (279,375)      (279,375)
                                     ------------   ------------   ------------   ------------   ------------
Balance - December 31, 2000          $(7,065,984)   $  (168,256)   $   (45,000)   $  (613,025)   $(4,266,266)
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

                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003

                                                                                        Accumulated
                                                  Common Stock           Additional        Other
                                          ----------------------------    Paid-in       Comprehensive
                                             Shares         Amount        Capital          Income
                                          -------------  -------------  -------------   -------------
Year Ended December 31, 2001:
-----------------------------

Balance - January 1, 2001                   29,281,875   $      2,928   $  6,368,525    $    294,762

Value assigned to stock as additional
  consideration for financing
  activities                                 3,015,000            301      1,529,048              --
Issuance of stock for 4,590,000
  shares of Nurescell Inc.                   4,590,000            459      1,660,091              --
Issuance of stock to retire debt from
  related party                              3,336,745            334        527,539              --
Compensatory issuance of stock                 500,000             50        168,700              --
Issuance of stock on conversion of loan
  from officer                                 344,788             34         54,511              --
Issuance of stock for accrued expenses         316,056             32         49,968              --
Value assigned to stock options issued
  in connection with consulting
  agreement                                         --             --         37,500              --
Cashless exercise of warrants                   67,857              7             (7)             --
Issuance of stock on conversion of loan
  and accrued interest                       1,695,374            170        577,030              --
Issuance of stock for accrued interest
  on promissory notes                           61,844              6         22,178              --
Compensatory issuance of stock               1,381,826            139        356,885              --
Issuance of stock to employees as a
  sign-on bonus                                 75,000              8         18,743              --
Issuance of stock for legal fees               477,429             47        112,714              --
Proceeds from sale of minority interest
  in Reseal, Ltd.                                   --             --        275,000              --
Value assigned to stock options issued
  in connection with consulting
  agreement                                         --             --         10,000              --
Amortization of unearned financing
  costs                                             --             --             --              --
Comprehensive income:
  Net loss                                          --             --             --              --
  Other comprehensive income (loss),
    net of tax:
      Foreign currency translation
        adjustment                                  --             --             --          (5,824)
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                            --             --             --        (178,663)
                                          -------------  -------------  -------------   -------------
Balance - December 31, 2001                 45,143,794   $      4,515   $ 11,768,425    $    110,275
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

                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003


                                           Deficit
                                         Accumulated                                       Total
                                          During the       Unearned       Receivable    Stockholders'
                                          Development     Financing       on Sale of                    Comprehensive
                                             Stage          Costs            Stock        Deficiency         Loss
                                         -------------   -------------   -------------   -------------   -------------
Year Ended December 31, 2001:
----------------------------

Balance - January 1, 2001                $ (7,065,984)   $   (168,256)   $    (45,000)   $   (613,025)

Value assigned to stock as additional
  consideration for financing
  activities                                       --      (1,529,350)             --              --
Issuance of stock for 4,590,000
  shares of Nurescell Inc.                         --              --              --       1,660,550
Issuance of stock to retire debt
  from related party                               --              --              --         527,873
Compensatory issuance of stock                     --              --              --         168,750
Issuance of stock on conversion of
  loan from officer                                --              --              --          54,545
Issuance of stock for accrued expenses             --              --              --          50,000
Value assigned to stock options issued
  in connection with consulting
  agreement                                        --              --              --          37,500
Cashless exercise of warrants                      --              --              --              --
Issuance of stock on conversion of
  loan and accrued interest                        --              --              --         577,200
Issuance of stock for accrued interest
  on promissory notes                              --              --              --          22,184
Compensatory issuance of stock                     --              --              --         357,023
Issuance of stock to employees as a
  sign-on bonus                                    --              --              --          18,750
Issuance of stock for legal fees                   --              --              --         112,762
Proceeds from sale of minority
  interest in Reseal, Ltd.                         --              --              --         275,000
Value assigned to stock options issued
  in connection with consulting
  agreement                                        --              --              --          10,000
Amortization of unearned financing
  costs                                            --       1,405,402              --       1,405,402
Comprehensive income:
  Net loss                                 (7,629,616)             --              --      (7,629,616)   $ (7,629,616)
  Other comprehensive income (loss),
    net of tax:
      Foreign currency translation
        adjustment                                 --              --              --          (5,824)         (5,824)
      Unrealized holding losses
        arising during the year, net
        of taxes of $-0-                           --              --              --        (178,663)       (178,663)
                                         -------------   -------------   -------------   -------------   -------------
Balance - December 31, 2001              $(14,695,600)   $   (292,204)   $    (45,000)   $ (3,149,589)   $ (7,814,103)
                                         =============   =============   =============   =============   =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003


                                                                                         Accumulated
                                                 Common Stock            Additional        Other
                                          ---------------------------     Paid-in       Comprehensive
                                             Shares         Amount        Capital          Income
                                          ------------   ------------   ------------    ------------
For the Year Ended December 31, 2002:
-------------------------------------

Balance - January 1, 2002                   45,143,794   $      4,515   $ 11,768,425    $    110,275

Value assigned to stock as additional
  consideration for financing
  activities                                   833,306             83        285,139              --

Issuance of stock for legal fees             2,711,791            272        854,845              --

Proceeds from sale of minority interest
  in Reseal, Ltd.                                   --             --        125,000              --

Cashless exercise of warrants                   16,374              1             (1)             --

Compensatory issuance of stock                 250,000             25        344,975              --

Issuance of stock for consulting fees          400,000             40        227,960              --

Value assigned to options issued for
  consultant                                        --             --         50,679              --

Issuance of stock for finder's fee              50,000              5         10,195              --

Issuance of stock for loan incentive           100,000             10         17,990              --

Amortization of unearned financing
  costs                                             --             --             --              --

Exercise of stock options                      145,328             15         20,985              --

Comprehensive Income:
Net loss                                            --             --             --              --
  Other comprehensive income (loss),
    net of tax:
      Foreign currency translation
        adjustment                                  --             --             --         (17,225)
      Reclassification adjustment for
        gains included in net loss                  --             --             --          28,363
                                          ------------   ------------   ------------    ------------
Balance - December 31, 2002                 49,650,593   $      4,966   $ 13,706,192    $    121,413
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

                                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                         FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003


                                           Deficit
                                          Accumulated                                      Total
                                          During the       Unearned        Receivable   Stockholders'
                                          Development      Financing       on Sale of                    Comprehensive
                                             Stage           Costs           Stock       Deficiency          Loss
                                         -------------   -------------   -------------   -------------   -------------
For the Year Ended December 31, 2002:
------------------------------------

Balance - January 1, 2002                $(14,695,600)   $   (292,204)   $    (45,000)   $ (3,149,589)   $         --

Value assigned to stock as additional
  consideration for financing
  activities                                       --        (285,222)             --              --              --

Issuance of stock for legal fees                   --              --              --         855,117              --

Proceeds from sale of minority
  interest in Reseal, Ltd.                         --              --              --         125,000              --

Cashless exercise of warrants                      --              --              --              --              --

Compensatory issuance of stock                     --              --              --         345,000              --

Issuance of stock for consulting fees              --              --              --         228,000              --

Value assigned to options issued for
  consultant                                       --              --              --          50,679              --

Issuance of stock for finder's fee                 --              --              --          10,200              --

Issuance of stock for loan incentive               --              --              --          18,000              --

Amortization of unearned financing
  costs                                            --         577,426              --         577,426              --

Exercise of stock options                          --              --              --          21,000              --

Comprehensive Income:
  Net loss                                 (6,757,720)             --              --      (6,757,720)     (6,757,720)
    Other comprehensive income (loss),
      net of tax:
        Foreign currency translation
          Adjustment                               --              --              --         (17,225)        (17,225)
      Reclassification adjustment for
        gains included in net loss                 --              --              --          28,363          28,363

                                         -------------   -------------   -------------   -------------   -------------
Balance - December 31, 2002              $(21,453,320)   $         --    $    (45,000)   $ (7,665,749)   $ (6,746,582)
                                         =============   =============   =============   =============   =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

               FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003


                                                                                       Accumulated
                                                  Common Stock           Additional      Other
                                          ---------------------------     Paid-in     Comprehensive
                                             Shares         Amount        Capital     Income (Loss)
                                          ------------   ------------   ------------  ------------
For the Year Ended December 31, 2003:
------------------------------------

Balance - January 1 2003                   49,650,593    $     4,966    $13,706,192   $   121,413

Issuance of stock on conversion of loan     9,250,000            925        924,075            --

Issuance of stock for conversion of
  promissory note                           1,000,000            100        102,779            --

Issuance of stock for consulting fees       2,385,000            239      1,006,462            --

Issuance of stock for cash                  2,000,000            200        239,800            --

Issuance of stock for legal services          360,677             36         44,964            --

Issuance of stock for settlement of
   accrued liabilities                        510,000             51        123,961            --

Cancellation of shares pursuant to
   settlement agreement                    (2,095,000)          (209)           209            --

Effect of August settlement Agreement              --             --      1,160,857            --

Settlement regarding stock
   purchase executed in 2001                       --             --        270,000            --

Value assigned to 1,000,000
   warrants issued                                 --             --        137,148            --
Comprehensive Income:
Net loss                                           --             --             --            --
  Other comprehensive income (loss),
    net of tax:
      Foreign currency translation
        adjustment                                 --             --             --    (1,316,187)
                                          ------------   ------------   ------------  ------------
Balance - December 31, 2003                63,061,270    $     6,308    $17,716,447   $(1,194,774)
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

                                ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                        FOR THE PERIOD FROM INCEPTION (OCTOBER 25, 1995) TO DECEMBER 31, 2003


                                            Deficit
                                          Accumulated                                     Total
                                          During the       Unearned      Receivable    Stockholders'
                                          Development      Financing     on Sale of                     Comprehensive
                                             Stage           Costs          Stock       (Deficiency)        Loss
                                         -------------   -------------  -------------   -------------   -------------
For the Year Ended December 31, 2003:
------------------------------------

Balance - January 1, 2003                $(21,453,320)   $         --   $    (45,000)   $ (7,665,749)   $         --

Issuance of stock on conversion of
  loan                                             --              --             --         925,000              --

Issuance of stock for conversion of
  promissory note                                  --              --             --         102,879              --

Issuance of stock for consulting fees              --              --             --       1,006,701              --

Issuance of stock for cash                         --              --             --         240,000              --

Issuance of stock for legal services               --              --             --          45,000              --

Issuance of stock for settlement of                --              --             --         124,012              --
  accrued liabilities

Cancellation of shares pursuant to
   settlement agreement                             -              --                             --              --

Effects of August Settlement Agreement             --              --             --       1,160,857              --

Settlement regarding stock
  purchase agreement executed 2002                 --              --             --         270,000              --

Value assigned to 1,000,000                        --              --             --         137,148              --
   warrants issued
Comprehensive Income:
  Net loss                                 (3,857,514)             --             --      (3,857,514)     (3,857,514)
    Other comprehensive income (loss),
      net of tax:
        Foreign currency translation
          adjustment                               --              --             --      (1,316,187)     (1,316,187)
                                         -------------   -------------  -------------   -------------   -------------
Balance - December 31, 2003              $(25,310,834)   $         --   $    (45,000)   $ (8,827,853)   $ (5,173,701)
                                         =============   =============  =============   =============   =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Period
                                                           For the Years Ended     from Inception
                                                               December 31,       (October 25, 1995)
                                                       --------------------------- to December 31,
                                                          2003           2002            2003
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (3,857,514)  $(6,757,720)   $(25,310,834)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc.               --             --         850,431
      Writedown of equity investment in Nurescell
        Inc.                                                     --             --         810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license            --             --        (405,432)
      Acquisition of Aberdeen                                   --             --         650,000
      Loss on impairment of license fee                         --        566,667         566,667
      Gain on sale of marketable securities                              (100,818)       (875,156)
      Extraordinary gain                                        --             --      (3,349,688)
      Stock-based compensation                            1,223,827     1,506,996       6,335,965
      Interest and amortization of debt issuance
        costs                                               443,647       917,579       4,402,154
      Research and development costs                             --             --         437,368
      Depreciation and amortization                          55,975       176,875         758,570
      Gain on sale of equipment                              (8,700)           --          (8,700)
Changes in assets (increase) decrease:
     Prepaid expenses and other current assets               29,613       (21,973)       (157,153)
     Note receivable - related party                         (6,000)           --          (6,000)
     Cumulative foreign currency translation
       adjustment                                        (1,316,187)      (17,225)     (1,194,774)
  Changes in liabilities increase (decrease):
     Accrued liabilities                                  2,201,732     3,101,025       6,855,682
                                                       ------------   ------------   ------------
    Net Cash Used in Operating Activities                (1,233,607)   (1,628,594)     (9,640,781)
                                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (12,690)     (119,689)       (485,027)
  Proceeds from sale of equipment                             8,700           --           8,700
  Proceeds from sale of marketable securities                    --       332,095       3,012,656
                                                       ------------   ------------   ------------
    Net Cash (Used in)Provided by Investing Activities       (3,990)      212,406       2,536,329
                                                       ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options                              --        21,000          36,000
  Proceeds from issuance of common stock                    240,000            --         881,975
  Offering costs                                                 --            --         (50,000)
  Proceeds from loans and notes                           1,269,517       512,000       4,414,074
  Repayment of loans and notes                             (322,816)     (293,012)       (835,828)
  Proceeds from convertible debentures                           --            --         750,000
  Financing costs                                                --            --         (75,000)
  Advances (repayments to) from related parties              65,070     1,015,094       2,221,742
  Payments under capital lease obligations                  (15,268)      (10,538)        (35,951)
  Repayment of license fee payable                               --            --        (594,568)
  Proceeds from sale of minority interest in
    Reseal, Ltd.                                                 --       125,000         400,000
                                                       ------------   ------------   ------------
    Net Cash Provided by Financing Activities             1,236,503     1,369,544       7,112,444
                                                       ------------   ------------   ------------
Increase (Decrease) in Cash                                  1,096        (46,644)          7,992

Cash - Beginning of Year                                     6,896         53,540             --
                                                       ------------   ------------   ------------
Cash - End of Year                                     $     7,992     $    6,896    $      7,992
                                                       ============   ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                (A Development Stage Company)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Period
                                                         For the Years Ended    from Inception
                                                             December 31,      (October 25, 1995)
                                                    ---------------------------  to December 31,
                                                        2003          2002           2003
                                                    ------------   ------------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the year for:
    Interest                                        $              $     10,021            $
                                                    ============   ============   ==========
    Income taxes                                    $              $         --            $
                                                    ============   ============   ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
-----------------------------------------------
  ACTIVITIES:
  -----------

  Equipment purchased under capital lease
    obligations                                     $         --   $     21,001   $   58,306
                                                    ============   ============   ==========
  Convertible debentures and interest assumed by
    Eurotech                                        $         --   $         --   $1,212,188
                                                    ============   ============   ==========
  Liabilities converted to equity                   $  124,012   $  --       --   $3,044,545
                                                    ============   ============   ==========
  Notes payable and accrued interest converted
    to equity                                       $    992,900   $         --   $  992,900
                                                    ============   ============   ==========
  Accrued expenses converted to equity              $         --   $         --   $  129,646
                                                    ============   ============   ==========
  Loans from related parties converted to equity    $         --   $         --   $  467,873
                                                    ============   ============   ==========
  Note receivable under settlement agreement        $    197,000   $         --   $  197,000
                                                    ============   ============   ==========
  Marketable securities received under settlement
    agreement                                       $    214,887   $         --   $  214,887
                                                    ============   ============   ==========
  Loans due related parties cancelled under
    settlement agreement                            $    748,969   $         --   $  748,969
                                                    ============   ============   ==========

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

Cetoni and ATI Nuklear are 100% owned subsidiary and Reseal is a 96% owned subsidiary.


During December of 1999, ATI acquired all of the outstanding capital stock of Cetoni, a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Cetoni is a development-stage company and as such has no revenue or earnings from operations.

On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During June 2001, ATI acquired the remaining 51% interest in Nurescell AG and during July 2001, Nurescell AG changed its name to ATI Nuklear AG. ATI Nuklear is a development-stage company focused on development of nuclear waste remediation technologies.Since inception, ATI Nuklear had no revenues or earnings from operations.

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., which was incorporated under the laws of the State of Delaware. Reseal (development-stage company) was organized to commercialize its proprietary "reseal-able" packaging systems technology. This patented system for re-sealing "pop-top" cans for both soft drinks and beer has been developed and Reseal believes it is ready for commercial introduction. Since inception, Reseal has had no revenue or earnings from operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

Going-Concern and Management's Plan
-----------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2004. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of December 31, 2003, the Company had an accumulated deficit since inception of $25,310,834 and a working capital deficiency and stockholder's deficiency of approximately $9,287,892 and $8,827,853, respectively.

Management's business plan will require additional financing. To support its operations during 2003, the Company borrowed monies from LTDnetwork, Inc. (Note
3). Additionally, the Company completed an equity financing whereby it sold 2,000,000 shares of its restricted common stock to foreign investors pursuant to Regulation S of the Securities Act of 1933, as amended, for an aggregate amount of $240,000.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2004. No assurance can be given that the Company can continue to obtain any working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

Being a development stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of these risks which are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

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

Use of Estimates
----------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.

At December 31, 2003, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

                                                       %            Country of
                                                     Owned          Operations
                                                    -------         ----------

         Flexitech, Ltd. ("Flexitech")               20.00%           Israel
         Pirocat, Ltd. ("Pirocat")                   20.00%           Israel
         Sibconvers                                  50.00%           Russia
         Container Engineering, Ltd.                 50.00%           Russia

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

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be creditworthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Investments in Marketable Securities
------------------------------------

The Company accounts for its investments using Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to comprehensive income.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, generally two to ten years. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the estimated useful lives of the improvements or the initial term of the lease. Gain or loss is recognized upon sale or other disposition of property and equipment.

Major repairs or replacements of property, plant and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

Licensing Fees
--------------

Licenses for exclusive marketing rights to various products have been acquired from a related party.

Licensing fees are being amortized on a straight-line basis over 5 years. The balance of the capitalized license fee of $566,667 was written off during 2002.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal on Long-Lived Assets," the Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

During the year ended December 31, 2001, the Company recorded an impairment loss of $810,119 related to the equity investment in Nurescell Inc. The Company recorded the loss because it had determined that the investment in Nurescell Inc. had become impaired due to the decline in the value of the security.

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. There were no advertising expenses for the years ended December 31, 2003 and 2002.

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

Research and Development
------------------------

In accordance with SFAS No. 2 "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation for employees in accordance with Accounting Principals Board ("APB") No. 25 and Financial Interpretation No.44. Stock and options granted to third parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

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

The addition disclosures required by SFAS No. 148 are as follows:

                                                                   December 31,
                                                               2003           2002
                                                           ------------   ------------
Net loss applicable to common stockholders, as reported    $(3,857,514)   $(6,757,720)
Add:  Stock-based employee compensation expense
        included in reported net loss applicable to
        common stockholders                                         --             --
Less: Total stock-based employee compensation expense
        determined under the fair value-based method of
        all awards                                                  --             --
                                                           ------------   ------------
Proforma net loss applicable to common stockholders        $(3,857,514)   $(6,757,720)
                                                           ============   ============
Net loss applicable to common stockholders per basic and
 dilutive shares:
    As reported                                            $      (.07)   $      (.14)
                                                           ============   ============
    Proforma                                               $      (.07)   $      (.14)
                                                           ============   ============

Translation of Foreign Currencies
---------------------------------

The U.S. dollar is the functional currency for all of the Company's businesses, except its operations in Germany and Russia. Foreign currency denominated assets and liabilities for these units is translated into U.S. dollars based on exchange rates prevailing at the end of each year, and revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of accumulated comprehensive loss.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share of Common Stock
------------------------------

Basic net earnings (losses) per share of common stock have been computed by dividing earnings (losses) available to common stockholders by the weighted average number of common shares outstanding during the periods presented.

Diluted net earnings (losses) per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock.

Common stock equivalents, consisting of options and warrants, discussed in Note 12, were not included in the calculation of diluted loss per share because their inclusion would have been anti-diluted.

Deferred and Unearned Financing Costs
-------------------------------------

Financing costs in connection with the Company's debt offerings are being amortized over the expected lives of the obligations.

Business Segment
----------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in two segments (see Note 14).

Gains on Issuance of Stock by Subsidiaries
------------------------------------------

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. If at that time the subsidiary is not a newly-formed, non-operating entity, nor a research and development, nor a development stage company, nor is there a question as to the subsidiary's ability to continue in existence, the Company records the increase in its consolidated statements of operations. Otherwise, the increase is reflected in additional paid-in capital in the Company's consolidated statements of stockholders' deficiency.

During the year ended December 31, 2003 and 2002, the Company's sale of its minority interest in its Reseal subsidiary for $0 and $125,000, respectively, were all credited to paid-in capital as Reseal is classified as a development stage company.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

SFAS No. 130, "Accounting for Comprehensive Income," establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

Comprehensive loss, at December 31, 2003, consists of foreign currency translation adjustments in the amount of $1,316,187.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company's adoption of SFAS No.145 had no significant impact on the Company's consolidated financial position or results of operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring") SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company's adoption of SFAS No. 146 had no significant impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (" FIN No. 45"). FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The Company's adoption of FIN No. 45 had no significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No.46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position or results of operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. During the quarter ended September 30, 2003 the Company adopted SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company's adoption of SFAS No. 150 had no significant impact on its consolidated financial position or results of operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERGER AND CONVERSION AGREEMENTS

Merger Agreement - LTD Network, Inc.
------------------------------------

On June 18, 2003, the Company entered into an agreement and Plan of Merger (the "Merger Agreement") by and among the Company, LTD Network, Inc., a Delaware corporation ("LTDN") and LTDN Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into LTDN, and LTDN will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, stockholders of LTDN will receive in exchange for such stockholders shares of common stock of LTDN, such number of shares of common stock, par value $0.0001 per share, of the Company ("Company Common Stock") such that after the issuance of such shares of Company Common Stock, such stockholders of LTDN will own in the aggregate at least 58% of the outstanding shares of Company Common Stock. Such percentage of shares of Company Common Stock to be issued to the stockholders of LTDN may be increased depending on the amount of cash on LTDN's balance sheet and the existence of certain liabilities of the Company, in each case at the time of the Merger.

The consummation of the Merger is contingent upon the approval and adoption by the Company's stockholders of an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital stock, the approval and adoption of the Merger Agreement by LTDN's stockholders, the conversion of the indebtedness of the Company into Company Common Stock, LTDN having at least $5,000,000 in cashon its balance sheet at the time of the Merger (less any funds loaned by LTDN to the Company prior to the Merger), the effectiveness of a registration statement registering the shares of Company Common Stock to be issued to the stockholders of LTDN and other conditions set forth in the Merger Agreement.

Through December 31, 2003 the Company had received approximately $983,334 from LTDN pursuant to an outstanding promissory note, which was secured by certain patents relating to the reseal-able can. On June 19, 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding company debt held by LTDN into 8,000,000 shares of Company Common Stock, which represented approximately 14% of the outstanding Company Common Stock. In addition, LTDN released the security for such debt. During November, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $125,000 of the outstanding Company debt held by LTDN into 1,250,000 shares of Company Common Stock. At December 31, 2003 $58,334 was outstanding under such promissory note.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - MERGER AND CONVERSION AGREEMENTS  (Continued)

Nurescell Inc. Restructure Agreement
-------------------------------------

On March 21, 2003, the Company and Nurescell Inc. ("Nurescell") entered into a Restructure Agreement pursuant to which the Company agreed to cancel its $1 million principal promissory note and related interest due from Nurescell in consideration of Nurescell transferring to the Company the licensed technology. This transaction requires the approval of the shareholders of Nurescell. As of December 31, 2003 the above restructure agreement had not closed. The Nurescell Restructure Agreement was completed on January 21, 2004. Accordingly, Nurescell has transferred to ATI and ATI Nuklear all rights, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and ATI Nuklear of the ATI obligations.

Asset Purchase - Alfa Pro Products GmbH
---------------------------------------

On July 11, 2003, the Company entered into an Asset Purchase Agreement with Alfa-Pro Products GmbH ("Alfa-Pro") and Alice Schlattl pursuant to which ATI will purchase all of the intellectual property rights of Alfa-Pro in consideration of cash in an amount not to exceed $90,000 and the issuance of 20,000,000 shares of Common Stock. In addition, the Company has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro. The Alfa-Pro asset purchase is scheduled to close immediately prior to the Merger with LTDN.

In May 2004, the Company reached an agreement with Alfa Pro, Alice Schlattl and related individuals to amend the Alfa-Pro Asset Purchase Agreement to, among other things, effect the transfer to ATI of all intellectual property that is controlled by Alfa Pro and such other parties as soon as administratively possible. Under the terms of the new understanding, the Company will purchase all of the intellectual property rights of Alfa Pro and such other parties for consideration of cash in an amount not to exceed $90,000 and the issuance of 20 million common shares totalling approximately 600,000. Such number of issued shares will represent, on an as converted basis, less than 10% of the outstanding shares of the Company's Common Stock following the consummation of the previously announced transaction with LTDN. In addition, the Company has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERGER AND CONVERSION AGREEMENTS  (Continued)

ATI Nuklear Stock Subscription Agreement
----------------------------------------

On July 28, 2003, the Company entered into a Stock Subscription Agreement with Nuklear Technologies, Inc., a newly formed Delaware corporation ("Nuklear Technologies"), Hans Skrobanek, the chief executive officer and a director of the Company, and Peter Goerke, an officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuklear Technologies ("Nuklear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuklear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and (b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the transaction, it is anticipated that the Company will pay approximately $56,000 of existing liabilities in connection with such assumed assets and will convert approximately $163,000 of existing liabilities in connection with such assumed assets into Company Common Stock. Following the consummation of such transaction, Nuklear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. The above transaction has not closed as of December 31, 2003. In the event that the Stock Subscription Agreement between ATI and Nuclear Technologies is not consummated, ATI anticipates expending no further funds for the development of these businesses and anticipates reevaluating the scope of such operations.

NOTE 4 - AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT

In October 1999, the Company acquired al of the capital stock of Cetoni, a German company, for consideration of 5,000,000 shares of Company Common Stock. In April 2002, the Company and the seller amended the terms of the purchase in order to satisfy certain German regulatory requirements. Pursuant to such agreement, the Company agreed to pay the seller $130,000 and the Company acknowledged a prior assumption of certain obligations related to the seller in the amount of Euros 387,304,Such liability has been previously accounted for in the consolidated financial statements of the Company and as of the date of the agreement was equal to approximately $195,000. In addition, as part of this transaction, the seller orally agreed to return the 5,000,000 shares of Company Common Stock originally issued in the 1999 transaction. A third party obtained such shares before they were returned to the Company. In August, 2003, the Company and such third party entered into a settlement agreement pursuant to which such third party agreed to transfer, and to cause certain relatives and affiliates of such third party to transfer, to the Company 2,095,000 shares of Common Stock and approximately 1,300,000 shares of common stock (the "Settlement Shares") of another publicly traded

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT  (Continued)

company valued at $214,887. The 2,095,000 common shares were surrendered and cancelled during the period December of 2003 through May 17, 2004. In addition, such third party cancelled an obligation of the Company to pay such third party $748,969. Furthermore, such third party executed a promissory note to pay the Company $197,000 (which equaled a then outstanding amount existing under a previously issued promissory note payable by the Company to the third party's wife) on or prior to August 11, 2005 and such third party's wife agreed to extend the maturity date of her existing promissory note until the payment by third party consultant of his promissory note. The Company accounted for the gain of $1,160,857 related to this settlement agreement as an increase to paid-in-capital during the quarter ended September 30, 2003.


NOTE 5 - EQUIPMENT

Equipment at December 31, 2003 consisted of the following:

     Machinery and equipment                                  $234,761
     Transportation equipment                                  144,789
     Office furniture and fixtures                             167,675
     Software                                                   13,615
                                                             ---------
                                                               560,840
                                                               363,747
     Less: Accumulated depreciation                          ---------
                                                              $197,093
                                                             =========

Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $55,975 and $26,875, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - WRITE-DOWN OF LICENSE FEE

At the end of the third quarter of 2002, management concluded that certain conditions and events were such that impairment testing was required to be performed with respect to the license acquired in the Nurescell US transactions. Due to the absence of current sales and sales contracts and funding available to the Company, the Company recorded a loss from impairment related to the license agreement of $566,667 during the years ending December 31,2002.

The following table presents the carrying amounts of the license fee at December 31, 2003 and 2002:

                                                          2003          2002
                                                       ----------    ----------

       License fee                                     $    -        $1,000,000
       Less:  Accumulated amortization                      -           433,333
       Less:  Loss from impairment                          -           566,667
                                                       ----------    ----------
             Total                                     $    -        $    -
                                                       ==========    ==========

NOTE 7 - LOANS AND NOTES PAYABLE

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

The maturity date of the remaining promissory notes from above, totaling $150,000, was extended to March 1, 2002. During April 2002, the maturity date of the remaining promissory notes, totaling $150,000, was extended to June 1, 2002. As consideration for entering into these agreements, the investor received two shares of the Company's common stock for each $1.00

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LOANS AND NOTES PAYABLE (Continued)

loaned to the Company (300,000 shares). In addition, the investor may be repaid in cash or in the Company's common stock. The price per share for purposes of computing the conversion ratio shall be $0.25 per principal share. The maturity date of the remaining promissory notes, totaling $150,000, was extended to August 11, 2005.

During May 2001, the Company borrowed $100,000 from an individual and issued a promissory note, which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 100,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date of the loan. The loan's maturity date was extended to March 1, 2002 and as consideration for entering into this agreement, the individual received an additional 200,000 shares of the Company's common stock. The parties extended the loan's maturity date to June 15, 2004 with no additional consideration.

During June 2001, the Company borrowed $260,000 from an individual and issued a promissory note, which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 260,000 shares of its common stock to the lender. The loan's maturity date was extended to February 6, 2002 and as consideration for entering into these agreements, the individual received an additional 520,000 shares of the Company's common stock. During February 2002, the maturity date was extended again to March 6, 2002 and as consideration, the investor received 280,000 shares of the Company's common stock. It was also agreed that if the loan was not repaid by March 6, 2002, the loan would be extended by the Company and the Company will pay a late fee in the amount of $500 per day, until all principal, interest and late fees are paid in full. The Company is in default under this agreement and as of December 31, 2003, the Company has accrued $285,000 as late fees.

On July 13, 2001, the Company borrowed $15,000 from an individual and issued a promissory note, which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 15,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was orally extended to June 1, 2002 and as consideration, the individual received an additional 30,000 shares of the Company's common stock. Subsequently the notes have been extended to June 15, 2004, with no additional consideration.

Also on July 13, 2001, an officer of the Company advanced $10,000 pursuant to a promissory note, which provides that the loan is due in three months and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. The officer has agreed to extend the due date to June 15, 2004, with no additional consideration.

On July 30, 2001, the Company borrowed $330,000 from an individual and issued a promissory note, which provides that the loan is due in six months and provides for interest at the rate of 1% per month. The Company issued 330,000 shares of its common stock to the lender as an incentive to make that loan. In addition, the Company granted the lender piggyback registration rights for the shares for a period of five years from the date

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LOANS AND NOTES PAYABLE (Continued)

of the loan. During February 2004, this note plus accrued interest was converted into 2,220,000 shares of the Company's restricted common stock.

Effective September 10, 2001, the Company borrowed $560,000 from an individual and issued a promissory note which provides that the loan is due January 31, 2002 and provides for interest at the rate of 1% per month. The Company issued 1,270,000 shares of its common stock to the lender as an incentive to make that loan. During February 2004, this note plus accrued interest was converted into 3,780,000 shares of the Company's restricted common stock.

On November 27, 2001, the Company borrowed $10,000 from an individual and issued a promissory note that provides that the loan is due in 90 days and provides for interest at the rate of 1% per month. The Company issued 10,000 shares of its common stock to the lender as an incentive to make that loan. The loan's maturity date was extended to May 27, 2002 and as consideration for entering into this agreement, the individual received an additional 20,000 shares of the Company's common stock. The Company is in default under the note.

In connection with the Merger agreement with LTDN, the Company has a note payable of $58,334The note accrues interest at a rate of 10% per annum (see Note
3).

Loan Payable
------------

On September 6, 2002, the Company entered into an agreement to borrow $60,000 from an individual. The loan bears interest at 10% per annum and is payable immediately upon the Company obtaining additional financing. As an incentive to make this loan, the individual received 100,000 shares of the Company's common stock, with piggy-back registration rights, valued at $18,000. The Company has expensed the entire amount as interest expense during the year ended December 31, 2002. During October 2003, the Company and the individual entered into an agreement to convert the $60,000, plus accrued interest, into 660,000 shares of the Company's restricted common stock as full and final payment of all outstanding obligations of the Company to the individual.

During October 2002, the Company received an advance of $120,000 from an individual, payable on demand. The loan accrues interest at 10% per annum.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

There is no provision for income taxes for the years ended December 31, 2003 and 2002, as a result of net operating losses incurred during those years.

The components of deferred tax assets and liabilities at December 31, 2003 are as follows:

      Deferred Tax Assets:
        Net operating loss carryforwards                       $3,840,000
        Compensatory element of stock issuances                 2,280,000
                                                               ----------
          Total Gross Deferred Tax Assets                       6,120,000

        Less:  Valuation allowance                              6,120,000
                                                               ----------
          Net Deferred Tax Assets                              $    -
                                                               ==========

The net change in the valuation allowance for deferred tax assets was an increase of approximately $640,000 during the year ended December 31, 2003.

As of December 31, 2003, the Company had available approximately $9,600,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1999, 2000, 2001, 2002 and 2003 expire in the years 2019, 2020, 2021, 2022 and
2023, respectively. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of NOL carryforwards in the event of an ownership change. The Company's foreign subsidiary has a net operating loss carryforward of approximately $7,844,000. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                        For the Years Ended
                                                            December 31,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------

       Federal statutory rate                            (34.0)%     (34.0)%
       Unutilized foreign losses                          19.3        18.1
       Change in valuation allowance                      14.7        15.9
                                                         -----       -----
         Effective rate                                   -0- %       -0- %
                                                         =====       =====

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2003 consist of the following:

    Professional fees                                  $1,504,938
    Consulting fees (including related
      parties of $955,176)                              3,097,076
    Payroll and other taxes                               645,881
    Interest (including related parties
      of $356,945)                                      1,183,792
    Other                                                 997,188
                                                       ----------
          Total                                        $7,428,875
                                                       ==========

NOTE 10 - SETTLEMENT AGREEMENT

During December 2003 the Company and a shareholder entered into a Settlement Agreement whereby the Company and shareholder agreed to release each respective party from any claims against the other regarding a stock purchase agreement executed in 2001. As part of the agreement, the shareholder remitted to the Company a total sum of $270,000 in settlement of any claims the Company may have against the shareholder. The gain under this settlement agreement, is reflected as a credit to additional paid-in capital

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due to related parties represent various demand notes, including interest at 10% per annum, payable to certain shareholders, relatives of shareholders and companies affiliated with shareholders. Interest expense accrued on these demand notes totaled $356,945 in 2003 and $300,824 in 2002. In addition, the Company has a consulting agreement with ERBC (see Note 13). An officer of the Company advanced the Company $21,915 to pay certain expenses of the Company during the year ended December 31, 2002.

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred stock
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value - $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No preferred stock has been issued as of December 31, 2003.

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

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

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

During April 2001, the Company issued 501,812 and 418,177 shares of common stock in settlement of two promissory notes totaling $180,000 and $150,000, respectively. In addition during November 2001, the Company issued 61,844 shares of common stock in settlement of interest of one of the note holders valued at $22,184.

On April 18, 2001, the Company issued 500,000 shares of common stock to its President for consulting services performed. Shares issued under this agreement were valued at $168,750, which was all charged to operations during the six months ended June 30, 2001.

During April 2001, the Company issued 344,788 shares of common stock to its President for the settlement of a promissory note totaling $60,000.

During April 2001, the Company issued in connection with a private placement of debt, 770,000 shares of common stock as additional consideration to the purchaser.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

Common Stock Issuances - 2001 (Continued)
-----------------------------

During April 2001, the Company issued 316,056 shares of common stock to an officer for the settlement of accrued wages of $50,000.

During July 2001, the Company issued 775,385 shares of common stock in settlement of a promissory note with respect to $240,000 of principal and $7,200 of interest.

During July 2001, the Company issued in connection with a private placement of debt, 355,000 shares of common stock as additional consideration to the purchaser.

During July 2001, the Company issued 67,857 of its common stock due to a cashless exercise of 112,500 warrants.

During December 2001, the Company issued in connection with a private placement of debt, 691,696 shares of common stock as additional consideration to the purchaser.

During October and November 2001, the Company issued in connection with a private placement of debt, 578,304 shares of common stock as additional consideration to the purchaser. The shares were valued at $255,000, of which 167,044 was charged to operations during 2001.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

Common Stock Issuances - 2001 (Continued)
-----------------------------

During November 2001, the Company issued in connection with a private placement of debt, 10,000 shares of common stock as additional consideration to the purchaser. The shares were valued at $3,200, of which $1,209 was charged to operations during 2001.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------

Common Stock Issuances - 2002 (Continued)
-----------------------------

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

During July 2002, the Company issued 400,000 shares of common stock as consideration for consulting services performed by a consultant. Shares issued under the consulting agreement were valued at $228,000, which was charged to operations during 2002.

During September 2002, the Company issued 673,882 shares of common stock as consideration for legal services performed by its attorney. Shares issued under the arrangement were valued at $168,471, which was charged to operations during 2002.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Issuances - 2003
-----------------------------

During May 2003, the Company issued 2,000,000 shares of common stock to investors in exchange for $240,000.

During May 2003, the Company issued 360,677 shares of restricted Company Common Stock for the satisfaction of $45,000 in legal fees.

During June 2003, the Company issued 2,000,000 shares of restricted Company Common Stock to a consultant. These shares have been valued at $940,000 and expensed during the period ended June 30, 2003.

During June 2003, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $800,000 of debt owed to it into 8,000,000 shares of restricted Company Common Stock.

During July 2003, the Company and a former consultant entered into a conversion agreement pursuant to which the Company and such consultant agreed to convert EURO 108,402 ($124,012) of outstanding consulting fees due to such consultant into 510,000 shares of Company Common Stock.

During September 2003, the Company issued 85,000 shares of its common stock for the satisfaction of $18,701 in consulting fees.

During November 2003, the Company issued 150,000 shares of its restricted common stock for the satisfaction of services provided, valued at $24,000.

During November 2003, the Company issued 100,000 shares of its restricted common stock for the satisfaction of services provided, valued at $16,000.

During November 2003, the Company issued 50,000 shares of its restricted common stock for the satisfaction of $8,000 in consulting fees.

During November 2003, the Company issued 340,000 shares of its restricted common stock as consideration for services provided valued at $34,999.

During November 2003, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $125,000 of debt owed to it into 1,250,000 shares of restricted Company common stock.

During November 2003, the Company issued 660,000 shares of its restricted common stock as full and final payment of all principal and interest on a $67,900 note payable to a third party.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

At December 31, 2003, there were warrants outstanding to purchase 1,625,000 shares of the Company's common stock from $0.165 to $0.65 per share, of which 625,000 expire on April 14, 2004 and 1,000,000 expire on December 19, 2008. The warrants were valued at $531,000 and were charged to financing costs in 1999 using the Black-Scholes pricing model with the following assumptions:

                                               Warrants
                                          625,000     1,000,000
                                          -------     ---------

   Risk-free interest rate                  5.0%        2.97%
   Expected life                          2 years      5 years
   Expected volatility                     65.00%      207.75%
   Dividend yield                            0%          0%

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

Compensation costs charged to operations was $-0- in 2003 and $-0- in 2002.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

                                                                                                 Weighted
                                                                Weighted                         Average
                                                Incentive        Average      Non-Qualified      Exercise
                                              Stock Options   Exercise Price  Stock Options       Price
                                              -------------   -------------   -------------   -------------
Outstanding - 12/31/00                             470,000    $        .34         615,000    $        .34

Options granted - 01/01-12/31/01:
  In the plan                                           --              --              --              --
Options granted - 01/01-12/31/01:
  Outside the option plan                               --              --         174,000             .96
Options expired/cancelled:
  Outside the plan                                      --              --              --              --
Options exercised:
  Outside the plan                                      --              --              --              --
                                              -------------   -------------   -------------   -------------
Outstanding - 12/31/01                             470,000             .34         789,000             .48

Options granted - 2002:
  In the plan                                           --              --              --              --
Options granted - 2002:
  Outside the option plan                               --              --         300,000             .14
Options expired/cancelled:
  Outside the plan                                      --              --              --              --
Options exercised
  Outside the plan                                      --              --        (145,328)            .14
                                              -------------   -------------   -------------   -------------
Outstanding - 12/31/02                             470,000             .34         943,672             .42

Options granted - 2003:
  In the plan                                           --              --              --              --
Options granted - 2003:
  Outside the option plan                               --              --              --              --
Options expired/cancelled:
  Outside the plan                                      --              --              --              --
Options exercised
  Outside the plan                                      --              --              --              --
                                              -------------   -------------   -------------   -------------
                                                   470,000             .34         943,672             .42
                                              =============   =============   =============   =============

Composition at 12/31/03:
------------------------
2000 stock option plan                             470,000    $        .34         615,000             .34
Options granted outside the plan                        --              --         328,672             .57
                                              -------------   -------------   -------------   -------------
Outstanding - 12/31/03                             470,000    $        .34         943,672    $        .42
                                              =============   =============   =============   =============

Total Number and Exercisable Value Price           470,000    $     160,000        943,672    $   396,342
                                              =============   =============   =============   ============
Total Number and Exercisable Value                 470,000    $     160,000        943,672    $   396,342
                                              =============   =============   =============   ============

                                       45

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") that were not included in the computation of diluted EPS, because to do so would have been anti-dilutive consist of the following:

     Options to purchase common stock                            1,413,672
     Warrants to purchase common stock                           1,625,000
                                                                ----------
       Total as of December 31, 2003                             3,038,672
                                                                ==========

     Substantial Issuances After December 31, 2003 through May 17, 2004:

     Shares issuable for payment of consulting fee                 206,000
     Shares issued for conversion of notes payable               6,000,000
     Shares issued for conversion of debt                        1,000,000
     Shares issuable pursuant to conversion of accrued
        liabilities                                              1,526,238
     Shares issuable regarding proposed acquisition
       of Alfa-Pro products GmbH                                20,000,000
     Shares issuable under new option grants                       937,777
     Shares issuable pursuant to employee compensation             937,777

In addition, additional shares will be issuable to LTDN at the closing of the proposed transaction, which will increase LTDN's ownership percentage to not less than 58% (See Note 3).

The Company has been notified by TPG Capital Corporation ("TPG") that TPG believes it is entitled to receive an additional 1,465,671 shares of the Company's common stock under an agreement previously executed between the parties. The Company is investigating TPG's claims to determine the validity of such claims.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC Holdings, LTD ("ERBC"), an affiliate of the Company by virtue of common stockholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of December 31, 2003 is $1,015,176 related to this agreement.

Russian Contracts for Research and Development
----------------------------------------------

The Company is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by the Company from Nurescell for a total price of $985,000. As of December 31, 2003 the Company paid $100,000 under this agreement, which has been charged to research and development expenses during the year ended December 31, 2002. As a continued result of limited funding, no services have been performed under this agreement. It is uncertain when or if any services will eventually be completed under this contract.

The Company is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. As a continued result of limited funding, no services have been performed under this agreement.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND OTHER MATTERS

Technology Purchase
-------------------

In connection with an oral agreement, the Company has agreed to acquire the rights to certain technologies now held by a German Bank, for an estimated purchase price of $500,000 payable in cash and/or Company's common stock. This transaction is expected to close during the year ended December 31, 2004. During April 2004, LTDN paid 100,000 Euro's ($110,860) to the German Bank as part of this oral agreement.

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

Conversion Agreements
------------------------

On July 15, 2003 the Company and the chief financial officer of the Company entered into a conversion agreement pursuant to which the Company and such employee agreed to convert $265,800 of accrued salary due to such employee into 1,526,238 shares of Company Common Stock. The Company has agreed to file a registration statement on Form S-8 in order to register the shares being issued to such employee. Such employee has agreed to certain restrictions on the number of shares of Company Common Stock that may be sold over certain period of time. As of December 31, 2003, none of these shares had been issued to such employee. The closing of this conversion agreement is effective upon the filing of the S-8 registration statement.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND OTHER MATTERS (Continued)

Royalty Fees
------------

Pursuant to a Patent Maintenance and Development Contract dated May 31, 2002, the Company agreed to pay to certain persons a royalty fee equal to 1% of the sales revenue the Company receives from the sale of reseal-able cans, which are manufactured or distributed worldwide under a license from the Company. Such persons agreed to provide research and development services to the Company with respect to the commercialization of the reseal-able can. As of December 31, 2003, the Company had not received any revenue with respect to sales of the reseal-able can and, therefore, as of such date, the Company had not paid any royalty fees pursuant to such agreement.

Legal Disputes
--------------

During the quarter ended June 30, 2003, the Company has been notified that Dr. Jurgen Lempert intended to commence legal proceeding against the Company relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect 55,450 EUROs ($69,629). At December 31, 2003, the Company has accrued such amounts.

A noteholder has threatened to sue the Company for repayment of an outstanding note. To date, the Company has not been served with a lawsuit. In the event the noteholder does sue the Company, the Company believes it has sufficient defenses and intends to vigorously defend itself against such claims.

James Cassidy and TPG Capital have threatened litigation against the Company regarding a purported reset provision in an agreement entered into during 1999. To date, the Company has not been sued and is investigating the claims of Cassidy and TPG. Should litigation arise, the Company believes that it has sufficient defenses and intends to vigorously defend itself against such claims.

Pollet, Richardson and Patel, LLC has threatened litigation against the Company regarding payment for outstanding legal services. To date, the Company has not been sued and is in discussions to settle this matter without litigation. Based upon preliminary information received by the Company, should litigation arise, the Company believes that it has sufficient defenses and can counter sue Pollet, Richardson and Patel LLC for damages.

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, has initiated legal proceedings against the Company for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect 54,000 EUROS ($67,808). At December 31, 2003 the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND OTHER MATTERS

Legal Disputes - (Continued)
------------

is not entitled to the remaining value of his employment contract and is only entitled to collect 157,272.60 Euros ($197,486) at December 31, 2003 the Company has accrued such amounts.

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Lien on Star Can patents
------------------------

During June 2003, the Company became aware that Paxsys Ltd., a Bermuda corporation, in connection with a failed financing, had placed a lien against the patents relating to the reseal-able can. The Company disputes the validity of the claim.

NOTE 14 - SEGMENT REPORTING

The Company's business is organized on a geographic basis, and the Company's Chief Operating Decision Maker assesses performance and allocates resources on this basis.

The Company has two geographic reportable segments: U.S.A. and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) before interest and extraordinary items. Segment results for 2003 and 2002 are as follows:

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT REPORTING (Continued)

                                          U.S.A.       Germany    Eliminations  Consolidated
                                       -----------   -----------   -----------   -----------
    2003:
    ----

    Loss before extra-
      ordinary item                    $ 1,667,434   $ 2,190,040   $        --   $ 3,857,514
                                       ===========   ===========   ===========   ===========
    Depreciation and
      amortization                     $        --   $    55,976   $        --   $    55,976
                                       ===========   ===========   ===========   ===========

    Identifiable Assets                $   262,946   $   362,238   $        --   $   625,184
                                       ===========   ===========   ===========   ===========
    2002:
    -----

    Loss before extra-
      ordinary item                    $ 3,152,411   $ 3,605,309   $        --   $ 6,757,720
                                       ===========   ===========   ===========   ===========
    Depreciation and
      amortization                     $        --   $   176,875   $        --   $   176,875
                                       ===========   ===========   ===========   ===========

    Identifiable Assets                $    59,946   $   434,042   $        --   $   493,988
                                       ===========   ===========   ===========   ===========


NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

Subsequent Stock Issuances
--------------------------

During March 2004, the Company issued 6,000,000 shares of its restricted common stock as payment in full of a promissory note payable in the amount of $890,000 plus $288,103 of accrued interest.

During March 2004, the Company issued 1,000,000 shares of its restricted common stock to LTD as part of the conversion of a $100,000 note payable.

Settlement agreements
---------------------
During February 2004, the Company and a former Director of ATI Nuklear reached a settlement on amounts due to the former Director. Under the terms of the settlement agreement, the former Director is entitled to receive a cash payment of $21,000 and 141,000 shares of the Company's common stock. As of May 17, 2004, these shares have not been issued.

           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENTS (Continued)

Conversion Agreements and Future Issuances of Stock
---------------------------------------------------

During March 2004, the Company and 10 former Russian employees entered into a conversion agreement whereby the employee agreed to convert $143,623 of accrued salary into 955,925 shares of the Company's common stock. As of May 17, 2004, these shares have not been issued.

Compensation Agreement
----------------------

During March 2004, the Company agreed to issue to an employee and officer 937,777 shares of the Company's restricted common stock as consideration for services provided. As of May 17, 2004, these shares have not been issued.

During March 2004, the Company agreed to issue to an employee a 10-year option to purchase 937,777 shares of the Company's common stock at exercise price of $0.22 per share.


Consulting Agreement
-------------------

On April 23, 2004, the Company entered into a one-year consulting for public relation services. The Consultant shall receive 65,000 shares of the Company's common stock as compensation.


NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

                                             Quarter Ended
                         ---------------------------------------------------------
                           March 31       June 30      September 30   December 31     Total Year
                         ------------   ------------   ------------   ------------   ------------
2003:
----

Revenues                 $        --    $        --    $        --    $        --    $        --
Net loss                 $  (567,164)   $(2,044,372)   $  (401,968)   $  (844,010)   $(3,857,514)
Loss per share - basic
  and diluted            $      (.01)   $      (.04)   $      (.01)   $      (.01)   $      (.07)
                         ------------   ------------   ------------   ------------   ------------
2002:
-----

Revenues                 $        --    $        --    $        --    $        --    $        --
Net loss                 $(1,154,603)   $(1,945,348)   $(2,753,048)   $  (904,720)   $(6,757,719)
Loss per share - basic
  and diluted            $      (.03)   $      (.04)   $      (.06)   $      (.02)   $      (.14)
