Form 10QSB
period 2004-03-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2004-06-21
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                         Commission File Number 0-230761


                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)


     District of Delaware                                      13-4000208
-------------------------------                           -------------------
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

             Yes   (X)                              No   ( )

The number of outstanding shares of the issuer's only class of common stock as of June 18, 2004 was 70,887,270.

Transitional Small Business Disclosure Format (check one):

             Yes   ( )                              No   (X)

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                                 March 31, 2004


                                                                              Page Nos.
                                                                              ---------
PART I - FINANCIAL INFORMATION

    ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                           2
         At March 31, 2004

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                3
         For the Three Months Ended March 31, 2004 and 2003
         For the Period from Inception (October 25, 1995) to
           March 31, 2004

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)  4
         For the Three Months Ended March 31, 2004

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)               5-6
         For the Three Months Ended March 31, 2004 and 2003
         For the Period from Inception (October 25, 1995) to
           March 31, 2004

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         7-23



    ITEM 2 - PLAN OF OPERATION                                                   24



    ITEM 3 - CONTROLS AND PROCEDURES                                             28


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                                   29

    ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES            29

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     29

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 29

    ITEM 5 - OTHER INFORMATION                                                   29

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    29

    SIGNATURES AND REQUIRED CERTIFICATIONS                                       30

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                AT MARCH 31, 2004


                          ASSETS
                         --------
Current Assets:
    Cash and cash equivalents                                     $      22,062
    Prepaid expenses and other current assets                           153,323
                                                                  --------------
              Total Current Assets                                      175,385

Property and equipment, net                                             183,100
Note Receivable- Related Party                                          206,000
Due from related parties                                                 59,946
                                                                  --------------
              Total Assets                                        $     624,431
                                                                  ==============

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------
Current Liabilities:
    Loans and notes payable                                       $   1,158,112
    Notes payable-related party                                         150,000
    Accrued liabilities, including $1,394,036 due
    related parties                                                   7,534,944
    Due to related parties                                              149,073
                                                                  --------------
              Total Liabilities                                       8,992,129
                                                                  --------------
Commitments and Other Matters

Stockholders' Deficiency:
    Preferred stock-$.001 par value; 1,000,000 shares
       authorized; -0- shares issued and outstanding                         --
    Common stock-$.0001 par value; 100,000,000 shares
       authorized; 71,349,047 shares issued and outstanding               7,137
    Additional paid-in-capital                                       19,239,429
    Accumulated other comprehensive loss                               (927,333)
    Deficit accumulated during the development stage                (26,641,931)
    Receivable on sale of stock                                         (45,000)
                                                                  --------------
              Total Stockholders' Deficiency                         (8,367,698)
                                                                  --------------
              Total Liabilities and Stockholders' Deficiency      $     624,431
                                                                  ==============

     See accompanying notes to condensed consolidated financial statements.

                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                  For the Months Ended              For the Period
                                                        March 31,                   from Inception
                                          -------------------------------------   (October 25, 1995)
                                                 2004                   2003       to March 31, 2004
                                          ----------------------------------------------------------
Revenues                                  $            --      $            --      $            --
                                          ----------------------------------------------------------

Costs and Expenses:

  Research and development                             64              134,979            5,113,135
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                              215,811                   --            6,551,776
  Consulting fees                                 300,000                3,789            3,390,353
  Other general and administrative
    expenses                                      671,815              318,328            8,634,351
  Depreciation and amortization
    expense                                        13,994               13,994              772,564
  Interest and amortization of
    debt issuance costs                           132,490               96,074            4,534,644
  Gain on sale of marketable
    securities                                         --                   --             (875,156)
  Equity loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell Inc.                         --                   --            1,660,550
  Minority interest in loss of
    consolidated subsidiary                            --                   --             (323,965)
  Loss on impairment of license fee                    --                   --              566,667
                                          ----------------------------------------------------------
    TOTAL COSTS AND EXPENSES                    1,334,174              567,164           30,024,919
                                          ----------------------------------------------------------
Other (Income):
  Gain on sale of equipment                            --                   --              (21,523)
  Interest income                                  (3,077)                  --              (11,777)
                                          ----------------------------------------------------------
    Total Other (Income)                           (3,077)                  --              (33,300)
                                          ----------------------------------------------------------

Loss before extraordinary item                 (1,331,097)            (567,164)         (29,991,619)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of -0-                                               --                   --            3,349,688
                                          ----------------------------------------------------------

Net Loss                                  $    (1,331,097)     $      (567,164)     $   (26,641,931)
                                          ==========================================================

Basic and diluted loss per common
  share                                   $         (0.02)     $         (0.01)
                                          =====================================

Weighted average shares used in basic
  and diluted loss per common share            64,120,256           49,650,593
                                          =====================================

               See accompanying notes to condensed consolidated financial statements.

                                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                             (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                        Deficit
                                                       Accumulated    Accumulated             Receivable
                         Common Stock      Additional    Other        During the    Unearned      on        Total
                      ------------------    Paid-in   Comprehensive      Stage      Financing  Sale of   Stockholders' Comprehensive
                        Shares    Amount    Capital   Income (Loss)   Development     Costs     Stock     (Deficiency)     Loss
                      --------------------------------------------------------------------------------------------------------------
For the Three Months
  Ended March 31, 2004

Balance- January 1,
  2004                63,061,270  $6,308  $17,716,447  $(1,194,774)  $(25,310,834)  $     --  $ (45,000)  $(8,827,853)  $        --

Issuance of stock
  on conversion
  of loan ($.10)       1,300,000     130      129,870           --             --         --         --       130,000            --
Issuance of stock
  on conversion of
  promissory note
  ($.19)               6,000,000     600    1,177,400           --             --         --         --     1,178,000            --
Issuance of stock
  for legal fees
 ($.19)                   50,000       5        9,495           --             --         --         --         9,500            --
Compensatory
  issuance
  of stock ($.22)        937,777      94      206,217           --             --         --         --       206,311            --
Comprehensive Income:
  Net loss                    --      --           --           --     (1,331,097)        --         --    (1,331,097)   (1,331,097)
   Other comprehensive
     income (loss),
     net of tax:              --      --           --           --             --         --         --            --            --
       Foreign
         currency
         translation
         adjustment           --      --           --      267,441             --         --         --       267,441       267,441
                      --------------------------------------------------------------------------------------------------------------
Balance- March 31,
  2004                71,349,047  $7,137  $19,239,429  $  (927,333)  $(26,641,931)  $     --  $ (45,000)  $(8,367,698)  $(1,063,656)
                      ==============================================================================================================

                               See accompanying notes to condensed consolidated financial statements.

                            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                             FOR THE PERIOD
                                                             For the Three Months Ended      FROM INCEPTION
                                                                       March 31,           (OCTOBER 25, 1995)
                                                           -------------------------------    TO MARCH 31,
                                                                2004               2003           2004
                                                           -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (1,331,097)     $   (567,164)     $(26,641,931)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc.                    --                --           850,431
      Writedown of equity investment in Nurescell Inc.               --                --           810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license                 --                --          (405,432)
      Extraordinary gain                                             --                --        (3,349,688)
      Loss on impairment of license fee                              --                --           566,667
      Gain on sale of marketable securities                          --                --          (875,156)
      Stock-based compensation                                  215,811                --         6,551,776
      Acquisition of Aberdeen                                        --                --           650,000
      Interest and amortization of debt issuance
        costs                                                   132,490                --         4,534,644
      Research and development costs                                 --                --           437,368
      Depreciation and amortization                              13,994            13,994           772,564
      Gain on sale of property, plant and equipment                  --                --            (8,700)

  Changes in Operating Assets and Liabilities:
    Prepaid expenses                                                 --            23,645          (157,153)
    Notes receivable                                                830                --            (5,170)
    Accrued liabilities                                         618,363           100,230         7,474,045
    Cumulative translation adjustment                           267,441           101,888          (927,333)
                                                           -------------------------------------------------
    Net Cash Used in Operating Activities                       (82,168)         (327,407)       (9,722,949)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               --           (12,690)         (485,027)
  Proceeds from sale of property, plant
    and equipment                                                    --                --             8,700
  Proceeds from sale of marketable securities                        --                --         3,012,656
                                                           -------------------------------------------------
    Net Cash (Used in) Provided by Investing
      Activities                                                     --           (12,690)        2,536,329
                                                           -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of license fee payable                                    --                --          (594,568)
 Proceeds from exercise of options                                   --                --            36,000
 Proceeds from issuance of common stock                              --                --           881,975
 Offering costs                                                      --                --           (50,000)
 Proceeds from loans                                                 --           343,810         4,414,074
 Repayment of loans                                                  --                --          (835,828)
 Proceeds from convertible debentures                                --                --           750,000
 Financing costs                                                     --                --           (75,000)
 Due from (to) related parties, net                              97,000            (3,499)        2,318,742
 Payments under capital lease obligations                          (762)           (1,633)          (36,713)
 Proceeds from sale of minority interest in
   Reseal, Ltd.                                                      --                --           400,000
                                                           -------------------------------------------------
    Net Cash Provided by Financing Activities                    96,238           338,678         7,208,682
                                                           -------------------------------------------------
Increase (Decrease) in Cash                                      14,070            (1,419)           22,062
Cash - Beginning of Period                                        7,992             6,896                --
                                                           -------------------------------------------------

Cash - End of Period                                       $     22,062      $      5,477      $     22,062
                                                           =================================================

                   See accompanying notes to condensed consolidated financial statements.

                              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                    FOR THE PERIOD
                                                                                                    FROM INCEPTION
                                                                     For the Months Ended            (OCTOBER 25,
                                                                           March 31,                     1995)
                                                             ----------------------------------      TO MARCH 31,
                                                                   2004               2003               2004
                                                             -----------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                                 $           --     $           --     $           --
                                                             =====================================================

    Income taxes                                             $           --     $           --     $           --
                                                             =====================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
  ACTIVITIES:
  Equipment purchased under capital lease obligations        $           --     $           --     $       58,306
                                                             =====================================================

  Convertible debentures and interest assumed by
    Eurotech                                                 $           --     $           --     $    1,212,188
                                                             =====================================================

  Liabilities converted to equity                            $      130,000     $           --     $    3,174,545
                                                             =====================================================

  Notes payable and accrued interest converted to equity     $    1,178,000     $           --     $    2,170,900
                                                             =====================================================

  Accrued expenses converted to equity                       $           --     $           --     $      129,646
                                                             =====================================================

  Loans from related parties converted to equity             $           --     $           --     $      467,873
                                                             =====================================================

  Note receivable under settlement agreement                 $           --     $           --     $      197,000
                                                             =====================================================

  Marketable securities received under settlement
      agreement                                              $           --     $           --     $      214,887
                                                             =====================================================

  Loans due related parties cancelled under settlement
      agreement                                              $           --     $           --     $      748,969
                                                             =====================================================

                      See accompanying notes to condensed consolidated financial statements.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND CONTINUING OPERATIONS

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

On August 22, 2000, the Company entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During June 2001, ATI acquired the remaining 51% interest in Nurescell AG and during July 2001, Nurescell AG changed its name to ATI Nuklear AG. ATI Nuklear is a development-stage company focused on development of nuclear waste remediation technologies. Since inception, ATI Nuklear has had no revenues or earnings from operations.

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


NOTE 1 - BUSINESS AND CONTINUING OPERATIONS (Continued)

Organization and Description of Business (Continued)
----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Going-Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2004. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of March 31, 2004, the Company had an accumulated deficit since inception of $26,641,931 and a working capital deficiency and stockholder's deficiency of approximately $8,816,744 and $8,367,698, respectively

Management's business plan will require additional financing. To support its operations during the three months ended March 31, 2004, the Company borrowed monies from LTDnetwork, Inc (Note 3).

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS AND CONTINUING OPERATIONS (Continued)

Going-Concern and Management's Plan (Continued)
-----------------------------------------------

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

At March 31, 2004, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

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

Accumulated other comprehensive loss, at March 31, 2004, consists of foreign currency translation adjustments in the amount of $927,333.

Comprehensive loss relates to foreign currency translation adjustments and was $267,441 and $101,888, for the three months ended March 31, 2004 and 2003, respectfully.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)
------------------------

The additional disclosures required by SFAS No. 148 are as follows:

                                                                               March 31,
                                                                         2004              2003
                                                                     -----------------------------
         Net loss applicable to common stockholders, as reported     $(1,331,097)     $  (567,164)
         Add: Stock-based employee compensation expense
                 included in reported net loss applicable to
                 common stockholders                                          --               --
         Less: Total stock-based employee compensation expense
                 determined under the fair value-based method of
                 all awards                                              206,311               --
                                                                     -----------------------------

         Proforma Net Loss Applicable to Common Stockholders         $(1,537,408)     $  (567,164)
                                                                     =============================

         Net loss applicable to common stockholders per basic
          and dilutive shares:
             As reported                                             $     (0.02)     $     (0.01)
                                                                     =============================
             Proforma                                                $     (0.02)     $     (0.01)
                                                                     =============================

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Segment
----------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in two segments (see Note 11).

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

The consummation of the Merger is contingent upon the approval and adoption by the Company's stockholders of an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital stock, the approval and adoption of the Merger Agreement by LTDN's stockholders, the conversion of the indebtedness of the Company into Company Common Stock, LTDN having at least $5,000,000 of assets on its balance sheet at the time of the Merger (less any funds loaned by LTDN to the Company prior to the Merger), the effectiveness of a registration statement registering the shares of Company Common Stock to be issued to the stockholders of LTDN and other conditions set forth in the Merger Agreement.

Through March 31, 2004 the Company had received approximately $1,210,334 from LTDN pursuant to an outstanding promissory note, which was secured by certain patents relating to the resealable can. On June 19, 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding company debt held by LTDN into 8,000,000 shares of Company Common Stock, which represented approximately 14% of the outstanding Company Common Stock. In addition, LTDN released the security for such debt. During November, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $125,000 of the outstanding Company debt held by LTDN into 1,250,000 shares of Company Common Stock.

On March 26, 2004, the Company entered and LTDN agreed to convert $130,000 of the outstanding debt held by LTDN into 1,300,000 shares of the Company's Common Stock. At March 31, 2004 $155,334, including $5,334 of accrued interest, was outstanding under such promissory note.

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


ATI Nuklear Stock Subscription Agreement
----------------------------------------

On July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear, Nuklear Technologies, Inc., a newly formed Delaware corporation ("Nuklear Technologies"), Hans Skrobanek, the chief executive officer and a director of the Company, and Peter Goerke, an officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuklear Technologies ("Nuklear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuklear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and (b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the reorganization, it is anticipated that the Company will pay approximately $56,000 of existing liabilities in connection with such assumed assets and will convert approximately $163,000 of existing liabilities in connection with such assumed assets into Company Common Stock. Following the consummation of such transaction, Nuklear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. The above transaction has not closed as of March 31, 2004. In the event that the Stock Subscription Agreement between ATI and Nuclear Technologies is not consummated, ATI anticipates expending no further funds for the development of these businesses and anticipates reevaluating the scope of such operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT

In October 1999, the Company acquired al of the capital stock of Cetoni, a German company, for consideration of 5,000,000 shares of Company Common Stock. In April 2002, the Company and the seller amended the terms of the purchase in order to satisfy certain German regulatory requirements. Pursuant to such agreement, the Company agreed to pay the seller $130,000 and the Company acknowledged a prior assumption of certain obligations related to the seller in the amount of Euros 387,304. Such liability has been previously accounted for in the consolidated financial statements of the Company and as of the date of the agreement was equal to approximately $195,000. In addition, as part of this transaction, the seller orally agreed to return the 5,000,000 shares of Company Common Stock originally issued in the 1999 transaction. A third party obtained such shares before they were returned to the Company. In August, 2003, the Company and such third party entered into a settlement agreement pursuant to which such third party agreed to transfer, and to cause certain relatives and affiliates of such third party to transfer, to the Company 2,095,000 shares of Common Stock and approximately 1,300,000 shares of common stock (the "Settlement Shares") of another publicly traded company valued at $214,887. The 2,095,000 common shares were surrendered and cancelled during the period December of 2003 through May 17, 2004. In addition, such third party cancelled an obligation of the Company to pay such third party $748,969. Furthermore, such third party executed a promissory note to pay the Company $197,000 (which equaled a then outstanding amount existing under a previously issued promissory note payable by the Company to the third party's wife) on or prior to August 11, 2005 and such third party's wife agreed to extend the maturity date of her existing promissory note until the payment by third party consultant of his promissory note. The Company accounted for the gain of $1,160,857 related to this settlement agreement as an increase to paid-in-capital during the quarter ended September 30, 2003.

NOTE 6 - EQUIPMENT

Equipment at March 31, 2004 consisted of the following:

      Machinery and equipment                              $  234,761
      Transportation equipment                                144,789
      Office furniture and fixtures                           167,675
      Software                                                 13,615
                                                           -----------
                                                              560,840
      Less: Accumulated depreciation                         (377,740)
                                                           -----------
                                                           $  183,100
                                                           ===========

Depreciation expense for the three months ended March 31, 2004 and 2003 amounted to $13,994 and $13,994, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - LOANS AND NOTES PAYABLE

During March 2004, the Company issued 6,000,000 shares of its restricted common stock as payment in full of a promissory note payable in the amount of $860,000 plus $318,000 of accrued interest.

NOTE 8 - STOCKHOLDERS' DEFICIENCY

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

     Options to purchase common stock                                 2,351,449
     Warrants to purchase common stock                                1,625,000
                                                                   -------------
     Total as of March 31, 2004                                       3,976,449
                                                                   =============

     Substantial Issuances After March 31, 2004:

     Shares issuable for payment of consulting fee                     141,000
     Shares issuable pursuant to conversion of accrued
     liabilities                                                     1,526,238
     Shares issuable regarding proposed acquisition
     of Alfa-Pro products GmbH                                      20,000,000
     Shares issuable under a consulting agreement                       65,000
     Shares issuable as additional consideration for loan
      incentives                                                        60,000
     Shares issued in connection of settlement of legal fees           565,000


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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances - 2004
-----------------------------

During March 2004, the Company issued 6,000,000 shares of its common stock as payment in full of a promissory note payable in the amount of $860,000 plus accrued $318,000 of accrued interest.

During March 2004, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $130,000 of debt owed to it into 1,300,000 shares of restricted Company common stock.

During March 2004, the Company issued 50,000 shares of common stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $9,500, which was charged to operations in the first quarter of 2004.

During March 2004, the Company issued to an employee and officer 937,777 shares of the Company's restricted common stock as consideration for services provided.

During March 2004, the Company agreed to issue an employee a 10-year option to purchase 937,777 shares of the Company's common stock at an exercise price of $0.22 per share.

NOTE 10 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC Holdings, LTD ("ERBC"), an affiliate of the Company by virtue of common stockholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Company's common stock. Included in accrued liabilities as of March 31, 2004 is $1,015,176 related to this agreement.

Russian Contracts for Research and Development
----------------------------------------------

The Company is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by the Company from Nurescell for a total price of $985,000. As of March 31, 2004, the Company paid $100,000 under this agreement, which has been charged to research and development expenses during the year ended December 31, 2002. As a continued result of limited funding, no services have been performed under this agreement. It is uncertain when or if any services will eventually be completed under this contract.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - COMMITMENTS AND OTHER MATTERS (Continued)

Technology Purchase
-------------------

In connection with an oral agreement, the Company has agreed to acquire the rights to certain technologies now held by a German Bank, for an estimated purchase price of $500,000 payable in cash and/or Company's common stock. This transaction is expected to close during the year ended December 31, 2004. During April 2004, LTDN paid $110,860 and an additional $110,860 during May 2004 to the German bank as part of this oral agreement.

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

Conversion Agreements
---------------------

On July 15, 2003 the Company and the chief financial officer of the Company entered into a conversion agreement pursuant to which the Company and such employee agreed to convert $265,800 of accrued salary due to such employee into 1,526,238 shares of Company Common Stock. The Company has agreed to file a registration statement on Form S-8 in order to register the shares being issued to such employee. Such employee has agreed to certain restrictions on the number of shares of Company Common Stock that may be sold over certain period of time. As of March 31, 2004, none of these shares had been issued to such employee. The closing of this conversion agreement is effective upon the filing of the S-8 registration statement.

Royalty Fees
------------

Pursuant to a Patent Maintenance and Development Contract dated May 31, 2002, the Company agreed to pay to certain persons a royalty fee equal to 1% of the sales revenue the Company receives from the sale of resealable cans, which are manufactured or distributed worldwide under a license from the Company. Such persons agreed to provide research and development services to the Company with respect to the commercialization of the resealable can. As of March 31, 2004, the Company had not received any revenue with respect to sales of the reseal-able can and, therefore, as of such date, the Company had not paid any royalty fees pursuant to such agreement.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND OTHER MATTERS (Continued)

Legal Dispute
-------------

During the quarter ended June 30, 2003, the Company has been notified that Dr. Jurgen Lempert intended to commence legal proceeding against the Company relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect $69,629. As of March 31, 2004, the Company has accrued such amounts.

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

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, has initiated legal proceedings against the Company for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect $67,808. As of March 31, 2004, the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect $197,486. As of March 31, 2004 the Company has accrued such amounts.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - COMMITMENTS AND OTHER MATTERS (Continued)

Settlement Agreements
--------------------

During February 2004, the Company and a former consultant of ATI Nuklear reached a settlement on amounts due to the former Director. Under the terms of the settlement agreement, the former Director is entitled to receive cash payment of $21,000 and 141,000 shares of the Company's common stock. As of June 15, 2004, these shares have not been issued. This agreement has not finalized as of March 31, 2004.

During February 2004, the Company reached various settlements with consultants for services performed. Under the settlement agreements, the consultants are to to receive cash payments of $95,273 and 288,000 shares of the Company's common stock. At March 31, 2004, the Company has accrued such amounts. As of June 15, 2004, these shares have not been issued.

Conversion Agreements and Future Issuances of Stock
---------------------------------------------------

During March 2004, the Company and 10 former Russian employees entered into a conversion agreement whereby the employee agreed to convert $143,623 of accrued salary into 955,925 shares of the Company's common stock. As of June 15, 2004, these shares have not been issued. This agreement has not closed as of March 31, 2004.

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

NOTE 11 - SEGMENT REPORTING

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11 - SEGMENT REPORTING (Continued)

Segment results for the three months ended March 31, 2004 and 2003 are as follows:

                            U.S.A.         Germany       Eliminations    Consolidated
                        -------------   -------------    -------------   -------------
2004:
----

Loss before extra-
  ordinary item         $  (206,311)    $(1,124,786)     $        --     $(1,331,097)
                        ============    ============     ============    ============
Depreciation and
 amortization           $        --     $    13,994      $        --     $    13,994
                        ============    ============     ============    ============

Identifiable Assets     $   265,946     $   358,485      $        --     $   624,431
                        ============    ============     ============    ============

2003:
-----

Loss before extra-
  ordinary item         $   (60,000)    $  (507,164)     $        --     $  (567,164)
                        ============    ============     ============    ============
Depreciation and
 amortization           $        --     $    13,994      $        --     $    13,994
                        ============    ============     ============    ============

Identifiable Assets     $    59,946     $   407,674      $        --     $   467,620
                        ============    ============     ============    ============

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 12 - SUBSEQUENT EVENTS

Consulting Agreement
--------------------

On April 14, 2004, the Company issued 60,000 shares of its common stock as consideration for loan incentives.

On April 23, 2004, the Company entered into a one-year consulting agreement for public relation services. The Consultant shall receive 65,000 shares of the Company's common stock as compensation.

Settlement Agreement
--------------------

On June 15, 2004 the Company entered into a settlement agreement with a law firm previously engaged by the Company in connection with the settlement of various claims between such parties. Such claims included a claim by such law firm that the Company owed such law firm approximately $721,000 for legal services and interest on the outstanding amount.

Pursuant to such settlement agreement each party provided the other with a general release for all claims arising prior to the date of such settlement agreement and the Company agreed to issue to such law firm 500,000 restricted shares of Common Stock and 1,750,000 shares of Common Stock to be registered on a Form S-8.

ITEM 2. PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Advanced Technology Industries, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2003. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; changes in regulations or laws that adversely impact the ability of our subsidiary, ATI Nuklear AG, to undertake the management of nuclear waste clean-up projects in Russia; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

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

ATI is currently in discussions with LTDN to revise the Merger Agreement to provide that the shares to be issued to the stockholders of LTDN will be issued in a private placement with the LTDN stockholders receiving registration rights with respect to such shares. In addition, rather than issuing Common Stock to the stockholders of LTDN, ATI and LTDN contemplate revising the Merger Agreement to provide for the issuance of preferred stock convertible into shares of Common Stock and the issuance of warrants to purchase shares of preferred stock or Common Stock. It is contemplated that on the closing date the sum of the cash of the balance sheet of LTDN plus the amount of funds loaned by LTDN to the Company will be less than $5,000,000 and the shareholders of LTDN will receive less than 58% of the outstanding shares of Common Stock. However, it is also contemplated that, after giving effect to the exercise of the contemplated warrants, the aggregate shares of such preferred stock will be convertible into the same number of shares of Common Stock that the stockholders of LTDN would have received under the Merger Agreement before any such revisions. As a result, no vote of ATI's stockholders would be needed prior to the consummation of the Merger. However such a vote would be needed to increase the Company's authorized capital stock ATI to allow for the contemplated preferred stock to convert into Common Stock. ATI and LTDN believe that these proposed amendments will allow the Merger to be completed on a much faster time schedule. There can be no assurance that ATI and LTDN will agree

Alfa-Pro Products Gmbh--Acquisition of Assets.
----------------------------------------------

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

During the next 12 months the Company intends to concentrate on the (i) consummation of the Merger with LTDN pursuant to the Merger Agreement, (ii) commercialization of products developed by RESEAL, Ltd, a 96% owned subsidiary ("RESEAL"),(iii) commercialization of products developed by Cetoni Umwelttechnologie EntwicklungsGmbH, a wholly owned subsidiary ("Cetoni"), (iv) if the transactions under the Alfa-Pro Asset Purchase Agreement are consummated, commercialization of products developed from the acquired intellectual property and (v) development of any new products created by the founder of Cetoni. In addition, the Company also intends to substantially restructure its operations in Russia. In connection with such reorganization, on July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear, AG, a wholly owned subsidiary of the Company ("Nuklear AG"), Nuclear Technologies, Inc., a wholly owned subsidiary of the Company ("Nuclear technologies"), Hans Skrobanek, the president and a director of the Company, and Peter Goerke, a former officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuclear Technologies ("Nuclear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuclear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and (b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the reorganization, it is anticipated that the Company will pay off certain existing liabilities in connection with such assumed assets and will convert certain existing liabilities in connection with such assumed assets into shares of Common Stock. Following the consummation of such transaction, Nuclear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. Other than as noted above, the Company currently anticipates that Nuclear Technologies will arrange to finance its own operations and that the Company will not be responsible for such funding. At the current date, it is unknown whether ATI will be successful in completing the restructuring of its Russian and nuclear related business activities to effectively complete the proposed transaction with Nuclear Technologies. In the event that the Stock Subscription Agreement between ATI and Nuclear Technologies is not consummated, ATI anticipates expending no further funds for the development of these businesses and anticipates reevaluating the scope of such operations. There can be no assurance that the projects contemplated by Nuclear Technologies will be successful should the restructure be completed.

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

Except for a nominal amount of revenue from the sale of Cetoni products in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. We will require additional financing to continue our planned operations during the next 12-month period. Management believes that it will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. In addition, ATI anticipates receiving funds in connection with the Merger. The Company continues to receive periodic funding from LTDN. While the Company anticipates that LTDN will continue to provide financing to the Company as long as the Merger Agreement is pending, there is no guarantee that such funding will be available. In addition, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us or that the Merger will be consummated. Any inability to raise additional funds would require that we significantly scale back our planned operations.

Ideally, upon the commercialization of our products, and implementation of operational cost controls, we would hope that sustainable revenues will be able to be generated so as to avoid the necessity to raise significant funds in the longer term. Although we believe that we will recognize additional revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues there from. In addition, no assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

On June 15, 2004 the Company entered into a settlement agreement with a law firm previously engaged by the Company in connection with the settlement of various claims between such parties. Such claims included a claim by such law firm that the Company owed such law firm approximately $721,000 for legal services and interest on the outstanding amount.

Pursuant to such settlement agreement each party provided the other with a general release for all claims arising prior to the date of such settlement agreement and the Company agreed to issue to such law firm 500,000 restricted shares of Common Stock and 1,750,000 shares of Common Stock to be registered on a Form S-8.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's President and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures. None.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES.

On March 19 2004, the Company issued 6,000,000 shares of Common Stock as payment in full of a promissory note payable in the amount of $860,000 plus accrued $318,000 of accrued interest. Such issuance was effected pursuant to section 4(2) under the Securities Act.

On March 26, 2004, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $130,000 of debt owed to it into 1,300,000 shares of restricted Common Stock. Such issuance was effected pursuant to section 4(2) under the Securities Act.

On March 31, 2004, the Company issued 50,000 shares of Common Stock for legal services. Such issuance was effected pursuant to section 4(2) under the Securities Act.

On March 12, 2004, the Company approved the issuance to an employee and officer of 937,777 shares of restricted Common Stock as consideration for services provided. Such issuance was effected pursuant to section 4(2) under the Securities Act. As of June 19, 2004 such shares have not been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

A noteholder has threatened to sue the Company for repayment of an outstanding note. To date, the Company has not been served with a lawsuit. In the event the noteholder does sue the Company, the Company believes it has sufficient defenses and intends to vigorously defend itself against such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

                  Exhibit 31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

                  Exhibit 31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

                  Exhibit 32 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: June 21, 2004             By: /s/ Hans Joachim Skrobanek
                                         ----------------------------------
                                         Hans Joachim Skrobanek, President

Dated: June 21, 2004             By: /s/ James Samuelson
                                         ----------------------------------
                                         James Samuelson
                                         Chief Financial Officer