Form 10KSB/A
period 2003-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2004-07-14
CIK 1054825

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

At July 13, 2004 there were 55,708,433 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $7,520,683 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $0.125 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At July 13, 2004, a total of 70,887,270 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                                EXPLANATORY NOTE

This Amendment Number 1 on Form 10-KSB/A ("Amendment") amends our Annual Report on Form 10-KSB for the year ended December 31, 2003, originally filed on May 18, 2004 (the "Original Filing"). We are refiling Part II Item 13 to include a certain certification. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as noted above, no other changes have been made to the Original Filing. The filing of this Amendment is not a representation that any statements contained in our Annual Report on Form 10-KSB other than Part II, Item 13 are true or complete as of any date subsequent to the date of the Original Filing.

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

Exhibit 10.2 Stock Subscription Agreement, dated as of July 28, 2003, among Advanced Technology Industries, Inc., ATI Nuklear AG, Nuclear Technologies, Inc., Hans-Joachim Skrobanek and Peter Goerke. (2)

Exhibit 31.1 Certification of the Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December 31, 2003 (3)

Exhibit 31.2 Certification of the Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December31, 2003 (3)

Exhibit 32 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December 30, 2003 (3)

 (1) Incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (File No. 0-230761)

(2) Incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003

(3) Filed herewith

                                   SIGNATURES

In accordance with the Exchange Act,
this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: July 13, 2004             By:   /s/ Hans-Joachim Skrobanek
                                       --------------------------------
                                       Hans-Joachim Skrobanek, President

Dated: July 13, 2004             By:   /s/ James Samuelson
                                       --------------------------------
                                       James Samuelson
                                       Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


Dated: July 13, 2004             By:   /s/ Hans-Joachim Skrobanek
                                       --------------------------------
                                       Hans-Joachim Skrobanek, Director

Dated: July 13, 2004             By:   /s/ Hans-Joachim Schuerholz
                                       --------------------------------
                                       Hans-Joachim Schuerholz, Director

                           INDEX TO EXHIBITS

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

Exhibit 10.2 Stock Subscription Agreement, dated as of July 28, 2003, among Advanced Technology Industries, Inc., ATI Nuklear AG, Nuclear Technologies, Inc., Hans-Joachim Skrobanek and Peter Goerke. (2)

Exhibit 31.1 Certification of the Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December 31, 2003 (3)

Exhibit 31.2 Certification of the Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December31, 2003 (3)

Exhibit 32 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the period ended December 30, 2003 (3)

 (1) Incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (File No. 0-230761)

(2) Incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003

(3) Filed herewith