Form 10QSB
period 2004-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2004-08-27
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

             Yes   (X)                              No   ( )

The number of outstanding shares of the issuer's only class of common stock as of August 23, 2004 was 79,776,285.

Transitional Small Business Disclosure Format (check one):

             Yes   ( )                              No   (X)

                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)

                                  INDEX TO FORM 10-QSB

                                     June 30, 2004

                                                                              Page Nos.
                                                                              ---------

PART I - FINANCIAL INFORMATION

    ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                           2
         At June 30, 2004

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                3
         For the Six Months Ended June 30, 2004 and 2003
         For the Period from Inception (October 25, 1995) to
           June 30, 2004

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                4
         For the Three Months Ended June 30, 2004 and 2003

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED) 5-6
         For the Six Months Ended June 30, 2004

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)               7-8
         For the Six Months Ended June 30, 2004 and 2003
         For the Period from Inception (October 25, 1995) to
           June 30, 2004

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         9-23

    ITEM 2 - PLAN OF OPERATION                                                   24

    ITEM 3 - CONTROLS AND PROCEDURES                                             28

PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                                   29

    ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES            29

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     29

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 29

    ITEM 5 - OTHER INFORMATION                                                   29

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    29

    SIGNATURES AND REQUIRED CERTIFICATIONS                                       30

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                AT JUNE 30, 2004

                          ASSETS
                         --------
Current Assets:
    Cash and cash equivalents                                     $          --
    Prepaid expenses and other current assets                           151,551
                                                                  --------------
              Total Current Assets                                      151,551

Property and equipment, net                                             169,106
Note receivable - related party                                         209,000
Due from related parties                                                 59,946
                                                                  --------------
              Total Assets                                        $     589,603
                                                                  ==============

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------
Current Liabilities:
    Loans and notes payable                                       $   1,490,931
    Notes payable-related party                                         150,000
    Accrued liabilities, including $1,394,036 due                     6,959,414
    related parties
    Due to related parties                                              155,645
                                                                  --------------
              Total Liabilities                                       8,755,990
                                                                  --------------
Commitments and Other Matters

Stockholders' Deficiency:
    Preferred stock-$.001 par value; 1,000,000 shares
       authorized; -0- shares issued and outstanding                         --
    Common stock-$.0001 par value; 100,000,000 shares
       authorized; 75,391,322  shares issued and outstanding              7,541
    Additional paid-in-capital                                       19,980,384
    Accumulated other comprehensive loss                               (956,923)
    Deficit accumulated during the development stage                (27,106,186)
    Deferred compensation                                               (46,203)
    Receivable on sale of stock                                         (45,000)
                                                                  --------------
              Total Stockholders' Deficiency                         (8,166,387)
                                                                  --------------
              Total Liabilities and Stockholders' Deficiency      $     589,603
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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                              For the Six Months Ended           For the Period
                                                       June 30                   from Inception
                                        -------------------------------------  (October 25, 1995)
                                               2004                2003         to June 30, 2004
                                        -----------------   -----------------   -----------------
Revenues                                $             --    $             --    $             --
                                        -----------------   -----------------   -----------------

Costs and Expenses:
  Research and development                       360,424             274,506           5,473,495
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                             226,211             985,000           6,562,176
  Consulting fees                                300,000              14,633           3,390,353
  Other general and administrative
    expenses                                     997,546           1,121,994           8,960,082
    Depreciation and amortization
    expense                                       27,988              27,989             786,558
  Interest and amortization of
    debt issuance costs                          205,603             197,683           4,607,757
  Gain on sale of marketable
    securities                                        --                  --            (875,156)
  Equity loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell Inc.                        --                  --           1,660,550
  Minority interest in loss of
    consolidated subsidiary                           --                  --            (323,965)
  Loss on impairment of license fee                   --                  --             566,667
                                        -----------------   -----------------   -----------------
    Total Costs and Expenses                   2,117,772           2,621,805          30,808,517

Other income:
  Gain on sale of equipment                           --              (8,700)            (21,523)
  Gain on settlement of legal fees              (316,167)                 --            (316,167)
  Interest income                                 (6,253)             (1,569)            (14,953)
                                        -----------------   -----------------   -----------------
  Total other income                            (322,420)            (10,269)           (352,643)
                                        -----------------   -----------------   -----------------
Loss before extraordinary item                 (1,795,352)        (2,611,536)        (30,455,874)
Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of -0-                                              --                  --           3,349,688
                                        -----------------   -----------------   -----------------
Net loss                                $     (1,795,352)   $     (2,611,536)   $    (27,106,186)
                                        =================   =================   =================
Basic and diluted loss per common
  share                                 $          (0.03)    $         (0.05)
                                        =================   =================
Weighted average shares used in basic
  and diluted loss per common share           68,357,749          53,134,167
                                        =================   =================

              See accompanying notes to condensed consolidated financial statements.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three Months Ended
                                                      June 30,
                                          -------------------------------
                                              2004              2003
                                          -------------     -------------

Revenues                                  $         --      $         --
                                          -------------     -------------

Costs and Expenses:
  Research and development                     360,360           139,527
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                            10,400           985,000
  Consulting fees                                   --            10,844
  Other general and administrative
    expenses                                   325,731           803,666
  Depreciation and amortization
    expense                                     13,994            13,995
  Interest and amortization of
    debt issuance costs                         73,113           101,609

                                          -------------     -------------
    Total Costs and Expenses                   783,598         2,054,641

Other (income):
  Gain on sale of equipment                         --            (8,700)
  Gain on settlement of legal fees            (316,167)               --
  Interest income                               (3,176)           (1,569)
                                          -------------     -------------
  Total other (income)                        (319,343)          (10,269)

Loss before extraordinary item                (464,255)       (2,044,372)
Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of -0-                                            --                --
                                          -------------     -------------
Net loss                                  $   (464,255)     $ (2,044,372)
                                          =============     =============
Basic and diluted loss per common
  share                                   $      (0.01)     $      (0.03)
                                          =============     =============

Weighted average shares used in basic
  and diluted loss per common share         72,595,241        59,164,215
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

                            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)

                        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                 (UNAUDITED)

                                    FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                                                   Deficit
                                                                                  Acumulated      Accumulated
                                            Common Stock            Additional      Other         During the
                                    ----------------------------     Paid-in     Comprehensive    Development
                                        Shares        Amount         Capital     Income (Loss)       Stage
                                    -------------  -------------  -------------  -------------   -------------

Balance- January 1, 2004               63,061,270   $      6,308   $ 17,716,447   $ (1,194,774)   $(25,310,834)

Issuance of stock on conversion
  of loan ($.10)                        1,300,000            130        129,870             --              --
Issuance of stock on conversion
  of promissory note ($.19)             6,000,000            600      1,177,400             --              --
Issuance of stock for legal fees ($.19)    50,000              5          9,495             --              --
Issuance of stock for additional
  Interest ($.20)                          60,000              6         11,994             --              --
Issuance of stock for legal fees ($.16)    65,000              6         10,394             --              --
Issuance of stock due to
  settlement of legal fees ($.18)       2,250,000            225        404,775             --              --
Issuance of stock due to
  settlement amounts due to a
  former director ($.19)                  141,000             14         26,776             --              --
Issuance of stock due to
  settlement amounts due to
  consultants ($.19)                      288,000             29         54,691             --              --
Conversion of accrued salary
  due to former employees ($.19)          955,925             96        181,530             --              --
Issuance of stock for
  consulting fees ($.18)                  282,350             28         50,795             --              --
Deferred compensation related
  to issuance of stock for
  consulting fees                              --             --             --             --              --
Amortization of deferred
  compensation expense                         --             --             --             --              --
Compensatory issuance of stock ($.22)     937,777             94        206,217             --              --
Comprehensive Income:
  Net loss                                     --             --             --             --      (1,795,352)
   Other comprehensive income
     (loss), net of tax:                       --             --             --             --              --
       Foreign currency
         translation adjustment                --             --             --        237,851              --
                                    -------------  -------------  -------------  -------------   -------------
Balance-June 30, 2004                  75,391,322   $      7,541   $ 19,980,384   $   (956,923)   $(27,106,186)
                                    =============  =============  =============  =============   =============

See accompanying notes to condensed consolidated financial statements.
(CONTINUED ON NEXT PAGE)

                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            (UNAUDITED)

                              FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                      Receivable                        Total
                                      on Sale of       Deferred      Stockholders'   Comprehensive
                                        Stock        Compensation     Deficiency         Loss
                                     -------------   -------------   -------------   -------------
For the Six Months Ended
  June 30, 2004

Balance- January 1, 2004             $    (45,000)   $         --    $ (8,827,853)   $         --

Issuance of stock on conversion
  of loan ($.10)                               --              --         130,000              --
Issuance of stock on conversion
  of promissory note ($.19)                    --              --       1,178,000              --
Issuance of stock for legal fees ($.19)        --              --           9,500              --
Issuance of stock for additional
  Interest ($.20)                              --              --          12,000              --
Issuance of stock for legal fees ($.16)        --              --          10,400              --
Issuance of stock due to
  settlement of legal fees ($.18)              --              --         405,000              --
Issuance of stock due to
  settlement amounts due to a
  former director ($.19)                       --              --          26,790              --
Issuance of stock due to
  settlement amounts due to
  consultants ($.19)                           --              --          54,720              --
Conversion of accrued salary
  due to former employees ($.19)               --              --         181,626              --
Issuance of stock for
  consulting fees ($.18)                       --              --          50,823              --
Deferred compensation related
  to issuance of stock for
  consulting fees                              --         (50,823)        (50,823)             --
Amortization of deferred
  compensation expense                         --           4,620           4,620              --
Compensatory issuance of stock ($.22)          --              --         206,311              --
Comprehensive Income:
  Net loss                                     --              --      (1,795,352)     (1,795,352)
   Other comprehensive income
     (loss), net of tax:                       --              --              --              --
       Foreign currency
         translation adjustment                --              --         237,851         237,851
                                     -------------   -------------   -------------   -------------
Balance-June 30, 2004                $    (45,000)   $    (46,203)   $ (8,166,387)   $ (1,557,501)
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

                              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                               For the Period
                                                                                               from Inception
                                                             For the Six Months Ended         (October 25, 1995)
                                                                     June 30,                    to June 30,
                                                       -------------------------------------
                                                              2004                2003                2004
                                                       -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $     (1,795,352)   $     (2,611,536)   $    (27,106,186)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc                     --                  --             850,431
      Writedown of equity investment in Nurescell
        Inc                                                          --                  --             810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license                 --                  --            (405,432)
      Extraordinary gain                                             --                  --          (3,349,688)
      Loss on impairment of license fee                              --                  --             566,667
      Gain on sale of marketable securities                          --                  --            (875,156)
      Stock-based compensation                                  226,211             985,000           6,562,176
      Acquisition of Aberdeen                                        --                  --             650,000
      Interest and amortization of debt issuance
        costs                                                   205,603                  --           4,607,757
      Research and development costs                                 --                  --             437,368
      Depreciation and amortization                              27,988              27,989             786,558
      Gain on sale of property, plant and equipment                  --              (8,700)             (8,700)
  Changes in Operating Assets and Liabilities:
    Prepaid expenses                                                 --             (16,519)           (157,153)
    Notes receivable                                              2,605                  --              (3,395)
    Accrued liabilities                                         551,415           1,431,950           7,407,097
    Cumulative translation adjustment                           237,851            (716,658)           (956,923)
                                                       -----------------   -----------------   -----------------

    Net Cash Used in Operating Activities                      (543,679)           (908,474)        (10,184,460)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               --             (12,690)           (485,027)
  Proceeds from sale of property, plant
    and equipment                                                    --               8,700               8,700
  Proceeds from sale of marketable securities                        --                  --           3,012,656
                                                       -----------------   -----------------   -----------------

    Net Cash (Used in) Provided by Investing
      Activities                                                     --              (3,990)          2,536,329
                                                       -----------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of license fee payable                                    --                  --            (594,568)
 Proceeds from exercise of options                                   --                  --              36,000
 Proceeds from issuance of common stock                              --             240,000             881,975
 Offering costs                                                      --                  --             (50,000)
 Proceeds from loans                                                 --             965,328           4,414,074
 Repayment of loans                                                  --            (322,816)           (835,828)
 Proceeds from convertible debentures                                --                  --             750,000
 Financing costs                                                     --                  --             (75,000)
 Due from (to) related parties, net                             536,560              36,581           2,758,302
 Payments under capital lease obligations                          (873)             (5,180)            (36,824)
 Proceeds from sale of minority interest in
   Reseal, Ltd.                                                      --                  --             400,000
                                                       -----------------   -----------------   -----------------

    Net Cash Provided by Financing Activities                   535,687             913,913           7,648,131
                                                       -----------------   -----------------   -----------------

Decrease in Cash                                                 (7,992)              1,449                  --
Cash - Beginning of Period                                        7,992               6,896                  --
                                                       -----------------   -----------------   -----------------
Cash - End of Period                                   $             --    $          8,345    $             --
                                                       =================   =================   =================

                     See accompanying notes to condensed consolidated financial statements.

                              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                        For the Period
                                                                      For the Months Ended              from Inception
                                                                            June 30,                  (October 25, 1995)
                                                             --------------------------------------       to June 30,
                                                                    2004                 2003                 2004
                                                             -----------------    -----------------    -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                                 $             --     $             --     $             --
                                                             -----------------    -----------------    -----------------

    Income taxes                                             $             --     $             --     $             --
                                                             -----------------    -----------------    -----------------
SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
  ACTIVITIES:

  Equipment purchased under capital lease
    obligations                                              $             --     $             --     $         58,306
                                                             -----------------    -----------------    -----------------

  Convertible debentures and interest assumed by
    Eurotech                                                 $             --     $             --     $      1,212,188
                                                             -----------------    -----------------    -----------------

  Liabilities converted to equity                            $        130,000              800,000     $      3,174,545
                                                             -----------------    -----------------    -----------------

  Notes payable and accrued interest converted to equity     $      1,178,000     $             --     $      2,170,900
                                                             -----------------    -----------------    -----------------

  Accrued expenses converted to equity                       $        946,300     $             --     $      1,075,946
                                                             -----------------    -----------------    -----------------

  Loans from related parties converted to equity             $             --     $             --     $        467,873
                                                             -----------------    -----------------    -----------------

  Note receivable under settlement agreement                 $             --     $             --     $        197,000
                                                             -----------------    -----------------    -----------------

  Marketable securities received under settlement
      agreement                                              $             --     $             --     $        214,887
                                                             -----------------    -----------------    -----------------

  Loans due related parties cancelled under settlement
      agreement                                              $             --     $             --     $        748,969
                                                             =================    =================    =================

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading, have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND CONTINUING OPERATIONS (Continued)

Going-Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2004. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of June 30, 2004, the Company had an accumulated deficit since inception of $27,106,186 and a working capital deficiency and stockholders' deficiency of approximately $8,604,000 and $8,166,000 respectively.

Management's business plan will require additional financing. To support its operations during the six months ended June 30, 2004, the Company borrowed monies from LTDnetwork, Inc (Note 3).

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

Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

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

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

At June 30, 2004, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

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

Accumulated other comprehensive loss, at June 30, 2004, consists of foreign currency translation adjustments in the amount of $956,923.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (Continued)
---------------------------------------

Comprehensive income(loss) relates to foreign currency translation adjustments and was $(29,590) and $(614,770), for the three months ended June 30, 2004 and 2003, respectfully and $237,851 and $(716,658) for the six months ended June 30, 2004 and 2003, respectively.

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

The additional disclosures required by SFAS No. 148 are as follows:

                                                                              For the Six Months Ended
         June 30,
                                                                                 2004           2003
                                                                            -------------   -------------
Net loss, as reported                                                       $ (1,795,352)   $ (2,611,536)
Less: Total stock-based employee compensation expense
      determined under the fair value-based method for
      all awards                                                                (206,311)             --
                                                                            -------------   -------------

Proforma net loss                                                           $ (2,001,663)   $ (2,611,536)
                                                                            =============   =============
Net loss per basic and diluted share:
           As reported                                                      $      (0.03)   $      (0.05)
                                                                            =============   =============
           Proforma                                                         $      (0.03)   $      (0.05)
                                                                            =============   =============

                                       12

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

Business Segment
----------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in two geographic segments (see Note 11).

NOTE 3 - MERGER AND CONVERSION AGREEMENT

Merger Agreement - LTDN
-----------------------

On August 11, 2004, ATI entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among the ATI, LTDN Acquisition Corp., a Delaware corporation ("Acquisition"), and LTDnetwork, Inc., a Delaware corporation ("LTDN"). Pursuant to the terms of the Merger Agreement, LTDN will merge (the "Merger") with and into Acquisition and LTDN will become a wholly owned subsidiary of ATI. In the Merger, the LTDN shareholders will receive preferred stock of ATI ("Preferred Stock") and warrants ("Warrants") to purchase Preferred Stock. Such Preferred Stock will be convertible into 400 shares of common stock of ATI ("Common Stock") only if the current shareholders of ATI approve an amendment to the certificate of incorporation of ATI to increase the share capitalization of ATI to a level to permit the conversion of the Preferred Stock and the Preferred Stock subject to the Warrants. The number of shares of Preferred Stock and Warrants to be issued to LTDN's shareholders will, assuming all such Warrants are exercised and that all such Preferred Stock is converted into shares of Common Stock, result in the shareholders of LTDN owning

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - MERGER AND CONVERSION AGREEMENT (Continued)

Merger Agreement - LTDN (Continued)
-----------------------------------

approximately 72% of the outstanding shares of Common Stock. The ratio of the number of shares of Preferred Stock to Warrants to be issued in the Merger will be determined on the closing date of the Merger based on a number of factors described in the Merger Agreement. In addition, the shareholders of LTDN will receive registration rights with respect to the shares they receive in the Merger. The Merger is subject to certain conditions set forth in the Merger Agreement. However, approval by ATI's shareholders is not required to consummate the Merger and is therefore not a condition to the consummation of the Merger. The Merger Agreement amended and restated a previous merger agreement dated June 18, 2003 by and between ATI, Acquisition and LTDN.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which was filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 13, 2004 and is incorporated herein by reference.

Through June 30, 2004, the Company had received approximately $1,519,894 from LTDN pursuant to an outstanding promissory note, which was secured by certain patents relating to the resealable can. On June 19, 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding company debt held by LTDN into 8,000,000 shares of Common Stock, which represented approximately 14% of the outstanding Common Stock. In addition, LTDN released the security for such debt. During November 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $125,000 of the outstanding Company debt held by LTDN into 1,250,000 shares of Company Common Stock.

On March 26, 2004, the Company entered and LTDN agreed to convert $130,000 of the outstanding debt held by LTDN into 1,300,000 shares of Common Stock.

At June 30, 2004 $464,894 was outstanding under such promissory note.

As of August 22, 2004, approximately $711,077 was outstanding under such promissory note payable to LTDN. The Company has also accrued certain expenses that LTDN has incurred on behalf of the Company in the amount of $550,000.

NOTE 4 - RESTRUCTURE AGREEMENT, ASSET PURCHASE AGREEMENT AND SUBSCRIPTION AGREEMENT

Nurescell, Inc. Restructure Agreement
-------------------------------------

On March 21, 2003, the Company and Nurescell Inc. ("Nurescell") entered into a Restructure Agreement pursuant to which the Company agreed to cancel its $1 million principal promissory note and related interest due from Nurescell in consideration of Nurescell transferring to the Company its radiation shielding technology("licensed technology"). This transaction requires the approval of the shareholders of Nurescell. The Nurescell Restructure Agreement was completed on January 21, 2004. Accordingly, Nurescell has transferred to ATI and ATI Nuklear all rights, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and ATI Nuklear of the ATI obligations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - RESTRUCTURE AGREEMENT, ASSET PURCHASE AGREEMENT AND SUBSCRIPTION AGREEMENT (Continued)

Asset Purchase - Alfa-Pro Products GmbH
---------------------------------------

On July 11, 2003, the Company entered into an Asset Purchase Agreement with Alfa-Pro Products Gmbh ("Alfa-Pro") and Alice Schlattl pursuant to which ATI will purchase all of the intellectual property rights of Alfa-Pro in consideration of cash in an amount not to exceed $90,000 and the issuance of 20,000,000 unregistered shares of Common Stock. In addition, the Company has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro. The Alfa-Pro asset purchase is scheduled to close immediately prior to the Merger with LTDN.

In May 2004, the Company reached an agreement with Alfa-Pro, Alice Schlattl and related individuals to amend the Alfa-Pro Asset Purchase Agreement to, among other things, effect the transfer to ATI of all intellectual property that is controlled by Alfa-Pro and such other parties as soon as administratively possible. Under the terms of the new understanding, ATI will purchase all of the intellectual property rights of Alfa-Pro and such other parties in consideration for cash in an amount not to exceed $90,000 and the issuance of unregistered Preferred Stock. Such number of issued shares will represent, on an as converted basis, less than 10% of the outstanding shares of Common Stock following the consummation of the previously announced transaction with LTDN. In addition, ATI has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro.

ATI Nuklear Stock Subscription Agreement
----------------------------------------

On July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear, Nuklear Technologies, Inc., a newly formed Delaware corporation ("Nuklear Technologies"), Hans Skrobanek, the chief executive officer and a director of the Company, and Peter Goerke, an officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuklear Technologies ("Nuklear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuklear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and (b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the reorganization, it is anticipated that the Company will pay approximately $56,000 of existing liabilities in connection with such assumed assets and will convert approximately $163,000 of existing liabilities in connection with such assumed assets into Common Stock. Following the consummation of such transaction, Nuklear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. The above transaction has not closed as of June 30, 2004. In the event that the Stock Subscription Agreement between ATI and Nuclear Technologies is not consummated, ATI anticipates expending no further funds for the development of these businesses and anticipates reevaluating the scope of such operations.

NOTE 5 - AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT

In October 1999, the Company acquired al of the capital stock of Cetoni, a German company, for consideration of 5,000,000 shares of Common Stock. In April 2002, the Company and the seller amended the terms of the purchase in order to satisfy certain German regulatory requirements. Pursuant to such agreement, the

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT (Continued)

Company agreed to pay the seller $130,000 and the Company acknowledged a prior assumption of certain obligations related to the seller in the amount of Euros 387,304. Such liability has been previously accounted for in the consolidated financial statements of the Company and as of the date of the agreement was equal to approximately $195,000. In addition, as part of this transaction, the seller orally agreed to return the 5,000,000 shares of Company Common Stock originally issued in the 1999 transaction. A third party obtained such shares before they were returned to the Company. In August 2003, the Company and such third party entered into a settlement agreement pursuant to which such third party agreed to transfer, and to cause certain relatives and affiliates of such third party to transfer, to the Company 2,095,000 shares of Common Stock and approximately 1,300,000 shares of common stock (the "Settlement Shares") of another publicly traded company valued at $214,887. The 2,095,000 common shares were surrendered and cancelled during the period from December 2003 through May 17, 2004. In addition, such third party cancelled an obligation of the Company to pay such third party $748,969. Furthermore, such third party executed a promissory note to pay the Company $197,000 (which equaled a then outstanding amount existing under a previously issued promissory note payable by the Company to the third party's wife) on or prior to August 11, 2005 and such third party's wife agreed to extend the maturity date of her existing promissory note until the payment by third party consultant of his promissory note. The Company accounted for the gain of $1,160,857 related to this settlement agreement as an increase to paid-in-capital during the quarter ended September 30, 2003.

NOTE 6 - EQUIPMENT

Equipment at June 30, 2004 consisted of the following:

      Machinery and equipment                            $  234,761
      Transportation equipment                              144,789
      Office furniture and fixtures                         167,675
      Software                                               13,615
                                                         -----------
                                                            560,840
      Less:Accumulated depreciation                       (391,734)
                                                         -----------
                                                         $  169,106
                                                         ===========

Depreciation expense for the three months ended June 30, 2004 and 2003, amounted to $13,994 and $13,995, respectively. Depreciation expense for the six months ended June 30, 2004 and 2003,amounted to $27,988 and $27,989, respectively.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' DEFICIENCY (Continued)

Earnings Per Share (Continued)
------------------------------

         Options to purchase common stock                             1,712,777
         Warrants to purchase common stock                            1,625,000
                                                                     -----------
         Total as of June 30, 2004                                    3,337,777
                                                                     ===========

         Substantial and potential issuances after June 30, 2004:

         Shares issued for payment of consulting fees                 4,037,500
         Shares issued pursuant to conversion of accrued
           liabilities                                                1,526,238
         Shares issuable regarding proposed acquisition
           of Alfa-Pro products GmbH                                 20,000,000
         Shares to be issued under promissory note conversion         1,112,167

         Shares to be issued as penalty under settlement agreement       65,590
         Shares to be issued to former director                         100,000

Options to purchase common stock were reduced by an amount of 638,672 options as certain option grants expired without exercise under the terms and conditions of the Company's stock option plan.

In addition, additional shares will be issuable to LTDN at the closing of the proposed transaction with LTDN, which will increase LTDN's ownership percentage to as much as 72% upon conversion of all Preferred Stock and exercise of all warrants to be issued as consideration for the merger.(See Note 3).

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

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances - 2004
-----------------------------

During March 2004, the Company issued 6,000,000 shares of Common Stock as payment in full of a promissory note payable in the amount of $890,000 plus accrued $288,000 of accrued interest.

During March 2004, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $130,000 of debt into 1,300,000 shares of restricted Common Stock.

During March 2004, the Company issued 50,000 shares of Common Stock as consideration for legal services performed by its attorneys. Shares issued under these arrangements were valued at $9,500, which was charged to operations in the first quarter of 2004.

During March 2004, the Company agreed to issue to an employee and officer 937,777 shares of the Company's restricted Common Stock as consideration for services provided. These shares were issued during August 2004.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Issuances - 2004 (Continued)
-----------------------------------------

During April 2004, the Company issued 60,000 shares of restricted Common Stock to an individual as additional interest on amounts due to the individual. Shares issued under these arrangements were valued at $12,000, which was charged to operations in second quarter of 2004.

During June 2004, the Company issued 65,000 shares of restricted Common Stock to a consultant for services rendered. Shares issued under these arrangements were valued at $10,400, which was charged to operations in the second quarter of 2004.

During June 2004, the Company issued 2,250,000 shares of Common Stock to a law firm as part of a settlement agreement (see Note 10). Shares issued under these arrangements were valued at $405,000. Such claims included a claim that the Company owed such law firm approximately $721,000 which was included in accrued liabilities for legal services and other costs. As a result, the Company recorded a charge of $316,000, which was reversed against accrued liabilities and charged to operations in the second quarter of 2004.

NOTE 10 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC Holdings, LTD ("ERBC"), an affiliate of the Company by virtue of common stockholders, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it has been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it has been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into Common Stock. Included in accrued liabilities as of June 30, 2004 is $1,015,176 related to this agreement.

Russian Contracts for Research and Development
----------------------------------------------

The Company is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by the Company from Nurescell for a total price of $985,000. As of June 30, 2004, the Company paid $100,000 under this agreement, which was charged to research and development expenses during the year ended December 31, 2002. As a continued result of limited funding, no services have been performed under this agreement. It is uncertain when or if any services will eventually be completed under this contract.

The Company is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services was rescheduled to occur commence with the quarter ended December 31, 2003 and to be completed within one year. As a continued result of limited funding, no services have been performed under this agreement to date.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND OTHER MATTERS (Continued)

Technology Purchase
-------------------

In connection with an oral agreement, the Company has agreed to acquire the rights to certain technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or Common Stock. This transaction is expected to close during the year ended December 31, 2004. During the six months ended June 30, 2004, LTDN paid $230,369 to the German bank as part of this oral agreement. An additional amount of $110,860 was paid by LTDN during July 2004 as part of this oral agreement.

International Operations
------------------------

The Company has strategic alliances, collaboration agreements and licensing agreements with entities, which are based and/or have operations in Russia. Russia has experienced volatile and frequently unfavorable economic, political and social conditions. The Russian economy is characterized by declining gross domestic production, significant inflation, increasing rates of unemployment and underemployment, unstable currencies, and high levels of governmental debt as compared to gross domestic production. The prospects of widespread insolvencies and the collapse of various economic sectors exist in Russia.

In view of the foregoing, the Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting Russia. The Company has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's operations.

Conversion Agreements
---------------------

On July 15, 2003 the Company and its chief financial officer entered into a conversion agreement pursuant to which the Company and such employee agreed to convert $265,800 of accrued salary into 1,526,238 shares of Common Stock. The Company has agreed to file a registration statement on Form S-8 in order to register the shares being issued to such employee. Such employee has agreed to certain restrictions on the number of shares of Company Common Stock that may be sold over certain period of time. As of June 30, 2004, none of these shares had been issued to such employee. The closing of this conversion agreement became effective upon the filing of the S-8 registration statement on July 15, 2004.

Royalty Fees
------------

Pursuant to a Patent Maintenance and Development Contract dated May 31, 2002, the Company agreed to pay to certain persons a royalty fee equal to 1% of the sales revenue the Company receives from the sale of resealable cans, which are manufactured or distributed worldwide under a license from the Company. Such persons agreed to provide research and development services to the Company with respect to the commercialization of the resealable can. As of June 30, 2004, the Company had not received any revenue with respect to sales of the resealable can and therefore, as of such date, the Company had not paid any royalty fees pursuant to such agreement.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND OTHER MATTERS (Continued)

Legal Disputes
--------------

During the quarter ended June 30, 2003, the Company was notified that Dr. Jurgen Lempert intended to commence legal proceedings against the Company relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect $69,629. As of June 30, 2004, the Company has accrued such amounts.

A noteholder has threatened to sue the Company for repayment of an outstanding note. To date, the Company has not been served with a lawsuit. In the event the noteholder does sue the Company, the Company believes it has sufficient defenses and intends to vigorously defend itself against such claims.

James Cassidy and TPG Capital have filed for arbitration against the Company regarding a purported reset provision in an agreement entered into during 1999. To date, the Company has not been sued and is investigating the claims of Cassidy and TPG. TPG believes it is entitled to receive an additional 1,465,671 shares of the Common Stock under an agreement previously executed between the parties. Should litigation arise, the Company believes that it has sufficient defenses and intends to vigorously defend itself against such claims.

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, initiated legal proceedings against the Company for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect $67,808. As of June 30, 2004, the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect $197,486. As of June 30, 2004 the Company has accrued such amounts. Mr. Goerke has filed for a lien against certain assets of Cetoni.

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

Settlement Agreements
---------------------

During February 2004, the Company and a former Director of ATI Nuklear reached a settlement on amounts due to the former Director. Under the terms of the settlement agreement, the former Director is entitled to receive cash payment of $21,000 and 141,000 shares of the Common Stock. As of June 30, 2004, these shares have been issued.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND OTHER MATTERS (Continued)

Settlement Agreements (Continued)
---------------------------------

During February 2004, the Company reached various settlements with consultants for services performed. Under the settlement agreements, the consultants are to to receive cash payments of $95,273 and 288,000 shares of the Company's common stock. At March 31, 2004, the Company has accrued such amounts. As of June 30, 2004, these shares have been issued.

On June 15, 2004 the Company entered into a settlement agreement with a law firm previously engaged by the Company in connection with the settlement of various claims between such parties. Such claims included a claim by such law firm that the Company owed such law firm approximately $721,000 for legal services and interest on the outstanding amount. Pursuant to such settlement agreement each party provided the other with a general release for all claims arising prior to the date of such settlement agreement and the Company agreed to issue to such law firm 2,250,000 shares of Common Stock.

Shares issued under these arrangements were valued at $405,000. As a result, the Company recorded a gain of $316,000, which was reversed against accrued liabilities and reflected in operations in the second quarter of 2004. As part of the settlement agreement, the law firm was entitled to penalty shares in the event certain shares were not registered on Form S-8 by July 1, 2004. As such, the law firm is entitled to receive 65,590 shares of the Company's restricted Common Stock as a penalty. These shares have not yet been issued as of June 30, 2004. The Settlement Agreement allows for a repricing of shares in the event that the Company's common stock trades below a price of $0.12 per share for a period of 30 consecutive days. In the event that the repricing is triggered, additional shares of the Company's common stock would be issuable as detailed in the Settlement Agreement.

Conversion Agreements, Agreements and Future Issuances of Stock
---------------------------------------------------------------

During March 2004, the Company and 10 former Russian employees entered into a conversion agreement whereby the employees agreed to convert $143,623 of accrued salary into 955,925 shares of the Common Stock. As of June 30, 2004, these shares not been issued.

During May, the Company entered into a one year service agreement with a third party to provide certain public relations services. This agreement calls for the payment of $12,000 and the issuance of 282,350 shares of Common Stock. The 282,350 shares of Common Stock have been value at $50,823 of which $4,620 was charged to operations during the quarter ended June, 30, 2004.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - SEGMENT REPORTING (Continued)

Segment results for the six months ended June 30, 2004 and 2003 are as follows:

                         U.S.A.        Germany      Eliminations  Consolidated
                      ------------   ------------   ------------  ------------
2004:
----
Loss before extra-
ordinary item         $  (216,711)   $(1,578,641)   $        --   $(1,795,352)
                      ============   ============   ============  ============
Depreciation and
amortization          $        --    $   (27,988)   $        --   $   (27,988)
                      ============   ============   ============  ============
Identifiable assets   $   268,946    $   320,657    $        --   $   589,603
                      ============   ============   ============  ============

2003:
-----

Loss before extra-
ordinary item         $(1,090,000)   $(1,521,536)   $        --   $(2,611,536)
                      ============   ============   ============  ============
Depreciation and
amortization          $        --    $   (27,989)   $        --   $   (27,989)
                      ============   ============   ============  ============
Identifiable assets   $    59,946    $   436,711    $        --   $   496,657
                      ============   ============   ============  ============

Segment results for the three months ended June 30, 2004 and 2003 are as follows:

                          U.S.A.        Germany     Eliminations  Consolidated
2004:                  -------------  ------------   ------------  ------------
----
Loss before extra-
ordinary item         $    (10,400)  $  (453,855)   $        --   $  (464,255)
                      =============  ============   ============  ============
Depreciation and
amortization          $         --   $   (13,994)   $        --   $   (13,994)
                      =============  ============   ============  ============
Identifiable assets   $    268,946   $   320,657    $        --   $   589,603
                      =============  ============   ============  ============

2003:
----
Loss before extra-    $ (1,030,000)  $(1,014,372)   $        --   $(2,044,372)
ordinary item         =============  ============   ============  ============

Depreciation and
amortization          $         --   $   (13,995)   $        --   $   (13,995)
                      =============  ============   ============  ============
Identifiable assets   $     59,946   $   436,711    $        --   $   496,657
                      =============  ============   ============  ============

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

Consulting Agreement
--------------------

During July 2004, the Company issued 2,337,500 shares of Common Stock to a consultant as payment of $352,750 of consulting fees.

During July 2004, the Company issued 1,700,000 shares of Common Stock to a consultant as payment of $255,000 of consulting fees.

Conversion Agreements
--------------------

In August 2004, the Company entered into a conversion agreement with an individual for the conversion of a $100,000 principal amount note plus accrued interest into 906,667 shares of the Common Stock.

In July 2004, the Company entered into a conversion agreement with an individual for the conversion of a $15,000 principal amount note plus accrued interest into 205,500 shares of the Company's restricted Common Stock.

Other Subsequent Events
------------------------

In August 2004, Dr. Hans-Joachim Schuerholz resigned as a member of the Company's Board of Directors due to personal reasons. Upon his resignation, the Company agreed to issue 100,000 shares of Common Stock to Dr. Schuerholz for past services relating as a Director.

ITEM 2. PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Advanced Technology Industries, Inc. ("ATI" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 2003. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to be correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; changes in regulations or laws that adversely impact the ability of our subsidiary, ATI Nuklear AG, to undertake the management of nuclear waste clean-up projects in Russia; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

ACQUISITIONS

On August 11, 2004, ATI entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among the ATI, LTDN Acquisition Corp., a Delaware corporation ("Acquisition"), and LTDnetwork, Inc., a Delaware corporation ("LTDN"). Pursuant to the terms of the Merger Agreement, LTDN will merge (the "Merger") with and into Acquisition and LTDN will become a wholly owned subsidiary of ATI. In the Merger, the LTDN shareholders will receive preferred stock of ATI ("Preferred Stock") and warrants ("Warrants") to purchase Preferred Stock. The Preferred Stock will be convertible into 400 shares of common stock of ATI ("Common Stock") only if the current shareholders of ATI approve an amendment to the certificate of incorporation of ATI to increase the share capitalization of ATI to a level to permit the conversion of the Preferred Stock and the Preferred Stock subject to the Warrants. The number of shares of Preferred Stock and Warrants to be issued to LTDN's shareholders will, assuming all such Warrants are exercised and that all such Preferred Stock is converted into shares of Common Stock, result in the shareholders of LTDN owning approximately 72% of the outstanding shares of Common Stock. The ratio of the number of shares of Preferred Stock to Warrants to be issued in the Merger will be determined on the closing date of the Merger based on a number of factors described in the Merger Agreement. In addition, the shareholders of LTDN will receive registration rights with respect to the shares they receive in the Merger. The Merger is subject to certain conditions set forth in the Merger Agreement. However, approval by ATI's shareholders is not required to consummate the Merger and is therefore not a condition to the consummation of the Merger. The Merger Agreement amended and restated a previous merger agreement dated as of June 19, 2003 by and between the Company, Acquisition and LTDN.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which was filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 13, 2004 and is incorporated herein by reference.

Alfa-Pro Products Gmbh--Acquisition of Assets
----------------------------------------------

On July 11, 2003, the Company entered into an Asset Purchase Agreement (the "Alfa-Pro Asset Purchase Agreement") with Alfa-Pro Products GmbH ("Alfa-Pro") and Alice Schlattl pursuant to which ATI will purchase all of the intellectual property rights of Alfa-Pro in consideration for cash in an amount not to exceed $90,000 and the issuance of 20,000,000 unregistered shares of Common Stock (such number of issued shares will represent less than 10% of the outstanding shares of Common Stock following the Merger with LTDN). In addition, the Company has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro. The Alfa-Pro asset purchase is scheduled to close immediately prior to the Merger with LTDN.

The foregoing description of the Alfa-Pro Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Alfa-Pro Asset Purchase Agreement, which is filed as Exhibit
2.3 to the Company's Form 10-QSB for the quarterly period ended June 30, 2003 and is incorporated herein by reference.

In May 2004, the Company reached an agreement with Alfa-Pro, Alice Schlattl and related individuals to amend the Alfa-Pro Asset Purchase Agreement to, among other things, effect the transfer to ATI of all intellectual property that is controlled by Alfa-Pro and such other parties as soon as administratively possible. Under the terms of the new understanding, ATI will purchase all of the intellectual property rights of Alfa-Pro and such other parties in consideration for cash in an amount not to exceed $90,000 and the issuance of unregistered Preferred Stock. Such number of issued shares will represent, on an as converted basis, less than 10% of the outstanding shares of Common Stock following the consummation of the previously announced transaction with LTDN. In addition, ATI has agreed to pay off certain debts of affiliates and related parties of Alfa-Pro.

COMPANY OPERATIONS

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

During the next 12 months the Company intends to concentrate on the (i) consummation of the Merger with LTDN pursuant to the Amended and Restated
Merger Agreement, (ii)commercialization of products developed by RESEAL, Ltd, a 96% owned subsidiary ("RESEAL"),(iii) commercialization of products developed by Cetoni Umwelttechnologie EntwicklungsGmbH, a wholly owned subsidiary ("Cetoni"),
(iv) if the transactions under the Alfa-Pro Asset Purchase Agreement are consummated, commercialization of products developed from the acquired intellectual property and (v) development of any new products created by the founder of Cetoni. In addition, the Company also intends to substantially restructure its operations in Russia. In connection with such reorganization, on July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear, AG, a wholly owned subsidiary of the Company ("Nuklear AG"), Nuclear Technologies, Inc., a wholly owned subsidiary of the Company ("Nuclear Technologies"), Hans Skrobanek, the President and a Director of the Company, and Peter Goerke, a former officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuclear Technologies ("Nuclear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuclear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and
(b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the reorganization, it is anticipated that the Company will pay off certain existing liabilities in connection with such assumed assets and will convert certain existing liabilities in connection with such assumed assets into shares of Common Stock. Following the consummation of such transaction, Nuclear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. Other than as noted above, the Company currently anticipates that Nuclear Technologies will arrange to finance its own operations and that the Company will not be responsible for such funding. At the current date, it is unknown whether ATI will be successful in completing the restructuring of its Russian and nuclear related business activities to effectively complete the proposed transaction with Nuclear Technologies. In the event that the Stock Subscription Agreement between ATI and Nuclear Technologies is not consummated, ATI anticipates expending no further funds for the development of these businesses and anticipates reevaluating the scope of such operations. There can be no assurance that the projects contemplated by Nuclear Technologies will be successful should the restructure be completed.

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

CETONI GMBH

Cetoni is a German based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage and general consumer markets.

Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. It is anticipated that Cetoni will devote, the majority of its focus during 2004 on the successful commercialization of RESEAL's products, which it developed, and to prepare the commercialization Of the above products.

The Company plans to review the commercialization prospects of all products and investigate the most efficient and effective paths to market for all products, focusing our energy and attention towards the most favorable prospects.

Except for a nominal amount of revenue from the sale of Cetoni products in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. We will require additional financing to continue our planned operations during the next twelve period. Management believes that it will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. In addition, ATI anticipates receiving funds in connection with the Merger. The Company continues to receive periodic funding from LTDN. While the Company anticipates that LTDN will continue to provide financing to the Company as long as the Merger Agreement is pending, there is no guarantee that such funding will be available. In addition, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us or that the Merger will be consummated. Any inability to raise additional funds would require that we significantly scale back our planned operations.

Ideally, upon the commercialization of our products and implementation of operational cost controls, we would hope that sustainable revenues will be able to be generated so as to avoid the necessity to raise significant funds in the longer term. Although we believe that we will recognize additional revenues during the next twelve months based on expressions of interest from third parties to acquire licenses to use our technologies and purchase our products, there can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues there from. In addition, no assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all risks inherent in the establishment of a developing or new business.

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

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

During April 2004, the Company issued 60,000 shares of restricted Common Stock to an individual as additional interest on amounts due to the individual. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During June 2004, the Company issued 65,000 shares of restricted Common Stock to a consultant for services rendered. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During June 2004, the Company issued 500,000 shares of restricted Common Stock to a law firm as part of a settlement agreement. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During July 2004, the Company issued 2,337,500 shares of Common Stock to a consultant as payment of consulting fees. These shares were registered on Form S-8.

During July 2004, the Company issued 1,700,000 shares of Common Stock to a consultant as payment of consulting fees. These shares were registered on Form S-8.

During June 2004, the Company issued 1,750,000 shares of Common Stock to a law firm as part of a settlement agreement. These shares were registered on Form S-8.

During July 2004, the Company issued 1,526,238 shares of Common Stock to an employee as part of a conversion agreement signed during 2003. These shares were registered on Form S-8.

During August 2004, the Company issued 937,777 shares of restricted Common Stock to an employee. These shares were expensed during the quarter ended March 31, 2004. Such issuance was effected pursuant to section 4(2) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  Exhibit 31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

                  Exhibit 31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

                  Exhibit 32 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

         (b) Reports on Form 8-K.

         On May 26, 2004 the Company filed a Form 8-K detailing certain information required as a Regulation FD disclosure.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: August 27, 2004             By: /s/ Hans Joachim Skrobanek
                                       -----------------------------------
                                         Hans Joachim Skrobanek, President

Dated: August 27, 2004             By: /s/ James Samuelson
                                       -----------------------------------
                                         James Samuelson
                                         Chief Financial Officer