Form 10QSB
period 2004-09-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2004-12-03
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

             Yes   [X]                              No   [ ]

The number of outstanding shares of the issuer's only class of common stock as of November 30, 2004 was 83,931,775.

Transitional Small Business Disclosure Format (check one):

             Yes   [ ]                              No   [X]

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                               September 30, 2004

                                                                                Page Nos.
                                                                                ---------

PART I - FINANCIAL INFORMATION

    ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                              2
        At September 30, 2004

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                   3
        For the Nine Months Ended September 30, 2004 and 2003
        For the Period from Inception (October 25, 1995) to
        September 30, 2004

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        For the Three Months Ended September 30, 2004 and 2003                       4

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
        For the Nine Months Ended September 30, 2004                               5-6

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        For the Nine Months Ended September 30, 2004 and 2003
        For the Period from Inception (October 25, 1995) to September 30, 2004     7-8

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)           9-23

    ITEM 2 - PLAN OF OPERATION                                                      24

    ITEM 3 - CONTROLS AND PROCEDURES                                                28

PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                                      29

    ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES               29

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                        29

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    29

    ITEM 5 - OTHER INFORMATION                                                      29

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                       29

    SIGNATURES AND REQUIRED CERTIFICATIONS                                          30

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                AT September 30, 2004

                                     ASSETS
                                    --------
Current Assets:
    Cash and cash equivalents                                    $         --
    Prepaid expenses and other current assets                         154,637
                                                                 -------------
              Total Current Assets                                    154,637

Property and equipment, net                                           155,112
Note receivable - related party                                       212,000
Due from related parties                                               59,946
                                                                 -------------
              Total Assets                                       $    581,695
                                                                 =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ------------------------------------------
Current Liabilities:
    Loans and notes payable                                      $  1,730,548
    Notes payable - related party                                     150,000
    Accrued liabilities, including $1,394,036 due to
       related parties                                              6,660,855
    Due to related parties                                            170,466
                                                                 -------------
              Total Liabilities                                     8,711,869
                                                                 -------------
Commitments and Other Matters

Stockholders' Deficiency:
    Preferred stock-$.001 par value; 1,000,000 shares
       authorized; -0- shares issued and outstanding                       --
    Common stock-$.0001 par value; 100,000,000 shares
       authorized; 83,931,775 shares issued and outstanding             8,396
    Additional paid-in-capital                                     21,229,723
    Accumulated other comprehensive loss                           (1,090,198)
    Deficit accumulated during the development stage              (28,200,752)
    Deferred Compensation                                             (32,343)
    Receivable on sale of stock                                       (45,000)
                                                                 -------------
              Total Stockholders' Deficiency                       (8,130,174)
                                                                 -------------
              Total Liabilities and Stockholders' Deficiency     $    581,695
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

                      ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                              For the Period
                                                                              from Inception
                                               For the Nine Months Ended     (October 25,1995)
                                                     September 30,            to September 30,
                                               2004             2003               2004
                                          -------------     -------------     --------------
Revenues                                  $         --      $         --      $          --
                                          -------------     -------------     --------------
Costs and Expenses:
  Research and development                     483,423           326,627         5,596,494
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                           226,211         1,003,700         6,562,176
  Consulting fees                              607,750            75,143         3,698,103
  Other general and administrative
    expenses                                 1,578,359         1,268,664         9,540,895
  Depreciation and amortization
    expense                                     41,982            41,982           800,552
  Interest and amortization of
    debt issuance costs                        277,613           315,642         4,679,767
  Gain on sale of marketable
    securities                                      --                --          (875,156)
  Equity loss and amortization of
    goodwill of unconsolidated
    affiliate - Nurescell Inc.                      --                --         1,660,550
  Minority interest in loss of
    consolidated subsidiary                         --                --          (323,965)
  Loss on impairment of license fee                 --                --           566,667
                                          -------------     -------------     --------------
    Total Costs and Expenses                 3,215,338         3,031,758        31,906,083

Other Income:
  Gain on sale of equipment                         --            (8,700)          (21,523)
  Gain on settlement of legal fees            (316,167)               --          (316,167)
  Interest income                               (9,253)           (9,554)          (17,953)
                                          -------------     -------------     --------------
Total Other Income                            (325,420)          (18,254)         (355,643)
                                          -------------     -------------     --------------
Loss before extraordinary item              (2,889,918)       (3,013,504)      (31,550,440)

Extraordinary item - gain on sale
  of technology interest to former
  affiliate, net of income taxes
  of -0-                                            --                --         3,349,688
                                          -------------     -------------     -------------

Net loss                                  $ (2,889,918)     $ (3,013,504)     $(28,200,752)
                                          =============     =============     =============
Basic and diluted loss per common
  Share                                   $      (0.04)     $      (0.06)
                                          =============     =============
Weighted average shares used in basic
  and diluted loss per common share         72,307,473        54,693,154
                                          =============     =============

     See accompanying notes to condensed consolidated financial statements.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Three Months Ended
                                                           September 30,
                                                --------------------------------
                                                     2004              2003
                                                -------------      -------------
Revenues                                        $         --       $         --
                                                -------------      -------------

Costs and Expenses:
  Research and development                           122,999             52,121
  Compensatory element of stock
    issuances pursuant to
    consulting, professional and
    other agreements                                      --             18,700
  Consulting fees                                    307,750             60,510
  Other general and administrative
    expenses                                         580,812            206,670
  Depreciation and amortization
    expense                                           13,994             13,993
  Interest and amortization of
    debt issuance costs                               72,010            117,959
                                                -------------      -------------
    Total Costs and Expenses                       1,097,565            469,953

Other Income:
  Interest income                                     (3,000)            (7,985)
                                                -------------      -------------
 Total other income                                   (3,000)            (7,985)
                                                -------------      -------------

Net Loss                                        $ (1,094,565)      $   (461,968)
                                                =============      =============

Basic and diluted loss per common
  Share                                         $      (0.01)      $      (0.01)
                                                =============      =============

Weighted average shares used in basic
  and diluted loss per common share               80,120,910         61,931,270
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

                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)

                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)

                                                                                                   Deficit
                                                                                 Accumulated      Accumulated
                                            Common Stock           Additional      Other         During the
                                    ----------------------------    Paid-in     Comprehensive    Development
                                        Shares        Amount        Capital     Income (Loss)       Stage
                                    -------------  ------------- -------------  -------------   -------------

Balance- January 1, 2004             63,061,270   $      6,308   $ 17,716,447   $ (1,194,774)   $(25,310,834)

Issuance of stock on
 conversion of
 loan ($.10)                          1,300,000            130        129,870             --              --
Issuance of stock on
 conversion of
 promissory note ($.19)               6,000,000            600      1,177,400             --              --
Issuance of stock for
 legal fees ($.19)                       50,000              5          9,495             --              --
Issuance of stock for
 additional interest ($.20)              60,000              6         11,994             --              --
Issuance of stock for
 legal fees ($0.16)                      65,000              6         10,394             --              --
Issuance of stock due to
 settlement of legal fees ($.18)      2,250,000            225        404,775             --              --
Issuance of stock due to
 settlement amounts due to
 a former director ($.19)               141,000             14         26,776             --              --
Issuance of stock due to
 settlement amounts due to
 consultants ($.19)                     288,000             29         54,691             --              --
Conversion of accrued salary
 due to former employees ($.19)         955,925             96        181,530             --              --
Issuance of stock for
 consulting fees ($.19)                 282,350             28         50,795             --              --
Deferred Compensation related
 to issuance of stock
 for consulting fees                         --             --             --             --              --
Amortization of deferred
 compensation expense                        --             --             --             --              --
Compensatory issuance of
 stock ($.22)                           937,777             94        206,217             --              --
Issuance of stock on
 conversion of loan ($.15)              906,667             91        135,909             --              --
Issuance of stock due to
 settlement amounts due to
 a former director ($.20)               100,000             10         15,990             --              --
Conversion of accrued salary
 due to an employee ($.17)            1,526,238            152        259,308             --              --
Issuance of stock for
 consulting fees ($.15)               4,037,500            404        607,346             --              --
Issuance of stock for
 penalty fees (.10)                      65,590              7          6,552             --              --
Issuance of stock on
 conversion of loan ($.10)              205,500             21         20,529             --              --
Conversion of accrued salary
 due to an employee ($.12)            1,183,333            118        141,882             --              --
Issuance of stock for
 consulting fees ($.12)                 515,625             52         61,823             --              --
Comprehensive Income:
  Net loss                                   --             --             --             --      (2,889,918)
   Other comprehensive
    income (loss)                            --             --             --             --              --
   Net of tax:
   Foreign currency
    translation
    Adjustment                               --             --             --        104,576              --
                                     -----------  -------------  ------------   ------------    ------------

Balance-September 30, 2004           83,931,775          8,396   $ 21,229,723   $ (1,090,198)   $(28,200,752)
                                     ===========  =============  ============   =============   =============

                    See accompanying notes to condensed consolidated financial statements.

                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)

                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)

                                       Unearned       Receivable                       Total
                                      Financing       on Sale of       Deferred     Stockholders'    Comprehensive
                                        Costs           Stock        Compensation    Deficiency           Loss
                                    -------------   -------------   -------------   -------------    -------------
For the Nine Months Ended September 30, 2004

Balance- January 1, 2004            $         --    $    (45,000)   $         --    $ (8,827,853)           $ --

Issuance of stock on
 conversion of
 loan ($.10)                                  --              --              --         130,000              --
Issuance of stock on
 conversion of
 promissory note ($.19)                       --              --              --       1,178,000              --
Issuance of stock for
 legal fees ($.19)                            --              --              --           9,500              --
Issuance of stock for
 additional interest ($.20)                   --              --              --          12,000              --
Issuance of stock for
 legal fees ($0.16)                           --              --              --          10,400              --
Issuance of stock due to
 settlement of legal fees ($.18)              --              --              --         405,000              --
Issuance of stock due to
 settlement amounts due to
 a former director ($.19)                     --              --              --          26,790              --
Issuance of stock due to
 settlement amounts due to
 consultants ($.19)                           --              --              --          54,720              --
Conversion of accrued salary
 due to former employees ($.19)               --              --              --         181,626              --
Issuance of stock for
 consulting fees ($.19)                       --              --              --          50,823              --
Deferred Compensation related
 to issuance of stock
 for consulting fees                          --              --         (50,823)        (50,823)             --
Amortization of deferred
 compensation expense                         --              --          18,480          18,480              --
Compensatory issuance of
 stock ($.22)                                 --              --              --         206,311              --
Issuance of stock on
 conversion of loan ($.15)                    --              --              --         136,000              --
Issuance of stock due to
 settlement amounts due to
 a former director ($.20)                     --              --              --          16,000              --
Conversion of accrued salary
 due to an employee ($.17)                    --              --              --         259,460              --
Issuance of stock for
 consulting fees ($.15)                       --              --              --         607,750              --
Issuance of stock for
 penalty fees                                 --              --              --           6,559              --
Issuance of stock on
 conversion of loan ($.10)                    --              --              --          20,550              --
Conversion of accrued salary
 due to an employee ($.12)                    --              --              --         142,000              --
Issuance of stock for
 consulting fees ($.12)                       --              --              --          61,875              --

Comprehensive Income:
  Net loss                                    --              --              --      (2,889,918)     (2,889,918)
   Other comprehensive
    income (loss),                            --              --              --              --              --
   Net of tax:
   Foreign currency
    translation
    Adjustment                                --              --              --         104,576         104,576
                                    ------------    ------------    ------------    ------------    ------------
Balance-September 30, 2004          $         --    $    (45,000)   $    (32,343)   $ (8,130,174)   $ (2,785,342)
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

                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                               For the Period
                                                                                               from Inception
                                                               For the Nine Months Ended    (October 25, 1995)
                                                                      September 30,           to September 30,
                                                             -------------------------------------------------
                                                                 2004             2003               2004
                                                             -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (2,889,918)     $ (2,611,536)     $(28,200,752)
  Adjustments to reconcile net loss to net cash
    Used in operating activities:
      Equity loss and amortization of goodwill of
        unconsolidated affiliate - Nurescell Inc                       --                --           850,431
      Writedown of equity investment in Nurescell
        Inc                                                            --                --           810,119
      Expenses incurred on behalf of consolidated
        affiliate applied to the purchase of license                   --                --          (405,432)
      Extraordinary gain                                               --                --        (3,349,688)
      Loss on impairment of license fee                                --                --           566,667
      Gain on sale of marketable securities                            --                --          (875,156)
      Stock-based compensation                                    226,211           985,000         6,562,176
      Acquisition of Aberdeen                                          --                --           650,000
      Interest and amortization of debt issuance
        costs                                                     277,613                --         4,679,767
      Research and development costs                                   --                --           437,368
      Depreciation and amortization                                41,982            27,989           800,552

      Gain on sale of property, plant and equipment                    --            (8,700)           (8,700)
  Changes in Operating Assets and Liabilities:
    Prepaid expenses                                                   --           (16,519)         (157,153)
    Notes receivable                                               (6,480)               --           (12,480)
    Cumulative translation adjustment                             104,576          (716,658)       (1,090,198)
    Accrued liabilities                                         2,067,704         1,431,950         8,923,386
                                                             -------------     -------------     -------------

    Net Cash Used in Operating Activities                        (178,312)         (908,474)       (9,819,093)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 --           (12,690)         (485,027)
  Proceeds from sale of property, plant
    and equipment                                                      --             8,700             8,700
  Proceeds from sale of marketable securities                          --                --         3,012,656
                                                             -------------     -------------     -------------

    Net Cash (Used in) Provided by Investing
      Activities                                                       --            (3,990)        2,536,329
                                                             -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from overdraft                                               --                --                --
 Repayment of license fee payable                                      --                --          (594,568)
 Proceeds from exercise of options                                     --                --            36,000
 Proceeds from issuance of common stock                                --           240,000           881,975
 Offering costs                                                        --                --           (50,000)
 Proceeds from loans                                                   --           965,328         4,414,074
 Repayment of loans                                                    --          (322,816)         (835,828)
 Proceeds from convertible debentures                                  --                --           750,000
 Financing costs                                                       --                --           (75,000)
 Due from (to) related parties, net                               172,133            36,581         2,393,875
 Payments under capital lease obligations                          (1,813)           (5,180)          (37,764)
 Proceeds from sale of minority interest in
   Reseal, Ltd.                                                        --                --           400,000
                                                             -------------     -------------     -------------

    Net Cash Provided by Financing Activities                     170,320           913,913         7,282,764
                                                             -------------     -------------     -------------

Decrease in Cash                                                   (7,992)            1,449               --
Cash - Beginning of Period                                          7,992             6,896               --
                                                             -------------     -------------     -------------

Cash - End of Period                                         $        --      $      8,345      $         --
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

                             ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                               For the Period
                                                                                               from Inception
                                                             For the Nine Months Ended       (October 25, 1995)
                                                                   September 30,               to September 30,
                                                             -------------------------------------------------
                                                                 2004              2003               2004
                                                             -------------     -------------     -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                 $         --      $         --      $         --
                                                             =============     =============     =============
    Income taxes                                             $         --      $         --      $         --
                                                             =============     =============     =============
SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING
  ACTIVITIES:
  Equipment purchased under capital lease
    obligations                                              $         --      $         --      $     58,306
                                                             =============     =============     =============
  Convertible debentures and interest assumed by
    Eurotech                                                 $         --      $         --      $  1,212,188
                                                             =============     =============     =============
  Liabilities converted to equity                            $    531,460           800,000      $  3,576,005
                                                             =============     =============     =============
  Notes payable and accrued interest converted to equity     $  1,334,550      $         --      $  2,327,450
                                                             =============     =============     =============
  Accrued expenses converted to equity                          1,554,550      $         --      $  1,683,696
                                                             =============     =============     =============
  Loans from related parties converted to equity             $         --      $         --      $    467,873
                                                             =============     =============     =============
  Note receivable under settlement agreement                 $         --      $         --      $    197,000
                                                             =============     =============     =============
  Marketable securities received under settlement
      Agreement                                              $         --      $         --      $    214,887
                                                             =============     =============     =============
  Loans due related parties cancelled under settlement
      Agreement                                              $         --      $         --      $    748,969
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading, have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND CONTINUING OPERATIONS (Continued)

Going-Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2004. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of September 30, 2004, the Company had an accumulated deficit since inception of $28,200,752 and a working capital deficiency and stockholder's deficiency of $8,557,232 and $8,130,174, respectively.

Management's business plan will require additional financing. To support its operations during the nine months ended September 30, 2004, the Company borrowed monies from LTDnetwork, Inc. (Note 3).

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

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

At September 30, 2004, investments in companies accounted for under the equity method consist of the following foreign development-stage technology companies:

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

Accumulated other comprehensive loss, at September 30, 2004, consists of foreign currency translation adjustments in the amount of $1,090,198.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (Continued)
---------------------------------------

Comprehensive income(loss) relates to foreign currency translation adjustments and was $(133,275) and $(29,953), for the three months ended September 30, 2004 and 2003, respectfully and $104,576 and $(746,611) for the nine months ended September 30, 2004 and 2003, respectively.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation for employees in accordance with Accounting Principals Board ("APB") No. 25 and Financial Interpretation No. 44. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

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

The additional disclosures required by SFAS No. 148 are as follows:

                                                                          For the Nine Months
                                                                                Ended
                                                                             September 30,
                                                                          2004           2003
                                                                     -------------   --------------
Net loss, as reported                                                $ (2,889,918)    $ (3,013,504)
Less: Total stock-based employee compensation expense
      determined under the fair value-based method of
      all awards                                                         (206,711)              --
                                                                     -------------   --------------

Proforma net loss                                                    $ (3,096,629)   $  (3,013,504)
                                                                     =============   ==============
Net loss per basic and diluted shares:
           As reported                                               $      (0.04)   $       (0.01)
                                                                     =============   ==============
           Proforma                                                  $      (0.04)   $       (0.01)
                                                                     =============   ==============

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

NOTE 3 - MERGER AND CONVERSION AGREEMENT

Merger Agreement - LTDN
-----------------------

On August 11, 2004, ATI entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among ATI, LTDN Acquisition Corp., a Delaware corporation ("Acquisition"), and LTDnetwork, Inc., a Delaware corporation ("LTDN"). Pursuant to the terms of the Merger Agreement, LTDN will merge (the "Merger") with and into Acquisition. In the Merger, the LTDN shareholders will receive preferred stock of ATI ("Preferred Stock") and warrants ("Warrants") to purchase Preferred Stock. Such Preferred Stock will be convertible into 400 shares of common stock of ATI ("Common Stock") only if the current shareholders of ATI approve an amendment to the certificate of incorporation of ATI to increase the share capitalization of ATI to a level to permit the conversion of the Preferred Stock and the Preferred Stock subject to the Warrants. The number of shares of Preferred Stock and Warrants to be issued to LTDN's shareholders will, assuming all such Warrants are exercised and that all such Preferred Stock is converted into shares of Common Stock, result in the shareholders of LTDN owning

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - MERGER AND CONVERSION AGREEMENT (Continued)

Merger Agreement - LTDN (Continued)
-----------------------------------

approximately 72% of the outstanding shares of Common Stock. The ratio of the number of shares of Preferred Stock to Warrants to be issued in the Merger will be determined on the closing date of the Merger based on a number of factors described in the Merger Agreement. In addition, the shareholders of LTDN will receive registration rights with respect to the shares they receive in the Merger. The Merger is subject to certain conditions set forth in the Merger Agreement. However, approval by ATI's shareholders is not required to consummate the Merger and is therefore not a condition to the consummation of the Merger. The Merger Agreement amended and restated a previous merger agreement dated June 18, 2003 by and among ATI, Acquisition and LTDN.

Through September 30, 2004 the Company had received approximately $1,815,210 from LTDN pursuant to an outstanding promissory note. On June 19, 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $800,000 of the outstanding Company debt held by LTDN into 8,000,000 shares of Common Stock, which represented approximately 14% of the outstanding Common Stock.

During November 2003, the Company and LTDN entered into a conversion agreement pursuant to which the Company and LTDN agreed to convert $125,000 of the outstanding Company debt held by LTDN into 1,250,000 shares of Common Stock.

On March 26, 2004, the Company and LTDN agreed to convert $130,000 of the outstanding debt held by LTDN into 1,300,000 shares of Common Stock.

At September 30, 2004 $760,210 was outstanding under such promissory note.

As of December 1, 2004, approximately $1,203,539 was outstanding under such promissory note payable to LTDN. The Company has also accrued certain expenses associated with LTDN and the proposed merger in an amount of $550,000.

NOTE 4 - RESTRUCTURE AGREEMENT, ASSET PURCHASE AGREEMENT AND SUBSCRIPTION AGREEMENT

Nurescell, Inc. Restructure Agreement
-------------------------------------

On March 21, 2003, the Company and Nurescell Inc. ("Nurescell") entered into a Restructure Agreement pursuant to which the Company agreed to cancel its $1 million principal promissory note and related interest due from Nurescell in consideration of Nurescell transferring to the Company the licensed technology. The transactions under the Nurescell Restructure Agreement were consummated on January 21, 2004. Accordingly, Nurescell has transferred to ATI and ATI Nuklear all rights, title and interest in and to the Nurescell Technology in return for the cancellation by ATI and ATI Nuklear of the ATI obligations.

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

NOTE 5 - AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT

In October 1999, the Company acquired all of the capital stock of Cetoni, a German company, for consideration of 5,000,000 shares of Common Stock. In April 2002, the Company and the seller amended the terms of the purchase in order to satisfy certain German regulatory requirements. Pursuant to such agreement, the

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - AMENDED CETONI TRANSACTION AND SETTLEMENT AGREEMENT (Continued)

Company agreed to pay the seller $130,000 and the Company acknowledged a prior assumption of certain obligations related to the seller in the amount of Euros 387,304. Such liability has been previously accounted for in the consolidated financial statements of the Company and as of the date of the agreement was equal to approximately $195,000. In addition, as part of this transaction, the seller orally agreed to return the 5,000,000 shares of Common Stock originally issued in the 1999 transaction. A third party obtained such shares before they were returned to the Company. In August, 2003, the Company and such third party entered into a settlement agreement pursuant to which such third party agreed to transfer, and to cause certain relatives and affiliates of such third party to transfer, to the Company 2,095,000 shares of Common Stock and approximately 1,300,000 shares of common stock of another publicly traded company valued at $214,887. The 2,095,000 common shares were surrendered and cancelled during the period December of 2003 through May 17, 2004. In addition, such third party cancelled an obligation of the Company to pay such third party $748,969. Furthermore, such third party executed a promissory note to pay the Company $197,000 (which equaled a then outstanding amount existing under a previously issued promissory note payable by the Company to the third party's wife) on or prior to August 11, 2005 and such third party's wife agreed to extend the maturity date of her existing promissory note until the payment by such third party of his promissory note. The Company accounted for the gain of $1,160,857 related to this settlement agreement as an increase to paid-in-capital during the quarter ended September 30, 2003.

NOTE 6 - EQUIPMENT

Equipment at September 30, 2004 consisted of the following:

      Machinery and equipment                            $  234,761
      Transportation equipment                              144,789
      Office furniture and fixtures                         167,675
      Software                                               13,615
                                                         -----------
                                                            560,840
      Less: Accumulated depreciation                       (405,728)
                                                         -----------
                                                         $  155,112
                                                         ===========

Depreciation expense for the three months ended September 30, 2004 and 2003, amounted to $13,994 and $13,993, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003, amounted to $41,982 and $41,982, respectively.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' DEFICIENCY (Continued)

Earnings Per Share (Continued)
------------------------------

         Options to purchase common stock                             1,712,777
         Warrants to purchase common stock                            1,625,000
                                                                     -----------
         Total as of September 30, 2004                               3,337,777
                                                                     ===========

         Substantial and potential issuances after September 30, 2004:

         Shares issuable regarding proposed acquisition
           of Alfa-Pro products GmbH                                 20,000,000

Options to purchase Common Stock was reduced during the quarter ending June 30, 2004 by an amount of 638,672 options as certain option grants expired without exercise under the terms and conditions of the Company's stock option plan.

In addition, additional shares will be issuable to stockholders of LTDN at the closing of the Merger, which could result in an ownership percentage of LTDN's stockholders of up 72% of the outstanding Common Stock upon conversion of all Preferred Stock and exercise of all Warrants to be issued as consideration for the merger.(See Note 3).

The Company has been notified by TPG Capital Corporation ("TPG") that TPG believes it is entitled to receive an additional 1,465,671 shares of Common Stock under an agreement previously executed between the parties. The Company is investigating TPG's claims to determine the validity of such claims.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances - 2004
-----------------------------
During March 2004, the Company entered into a Conversion Agreement with LTDN pursuant to which LTDN converted $130,000 of debt owed to it into 1,300,000 shares of restricted Common Stock.

During March 2004, the Company issued 6,000,000 shares of Common Stock as payment in full of a promissory note payable in the amount of $890,000 plus $288,000 of accrued interest.

During March 2004, the Company issued 50,000 shares of Common Stock as consideration for legal services performed by its attorney's. Shares issued under these arrangements were valued at $9,500, which was charged to operations in the first quarter of 2004.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Issuances - 2004 (Continued)
-----------------------------------------

During June 2004, the Company issued 2,250,000 shares of Common Stock to a law firm as part of a settlement agreement (see Note 10). Shares issued under these arrangements were valued at $405,000. Claims settled under such agreement included a claim by such law firm that the Company owed such law firm approximately $721,000 which was included in accrued liabilities for legal services and other costs. Shares issued under these arrangements were valued at $405,000. As a result, the Company recorded a charge of $316,000, which was reversed against accrued liabilities and charged to operations in the second quarter of 2004. As part of the settlement agreement, the law firm was entitled to penalty shares in the event certain shares were not registered on Form S-8 by July 1, 2004. As such, the law firm received 65,590 shares of the Company's restricted Common Stock as a penalty.

Under the terms of the settlement agreement, a former Director is to receive cash payment of $21,000 and 141,000 shares of Common Stock. As of September 30, 2004, the $21,000 have not been paid

During February 2004, the Company reached various settlements with consultants for services performed. Under the settlement agreements, the consultants are to to receive cash payments of $95,273 and 288,000 shares of the Common Stock. As of September 30, 2004, the cash payments of $95,273 were not paid.

During March 2004, the Company and 10 former Russian employees entered into a conversion agreement whereby the employees agreed to convert $143,623 of accrued salary into 955,925 shares of Common Stock.

During May 2004, the Company entered into a one year service agreement with a third party to provide certain public relations services. This agreement calls for the payment of $12,000 and the issuance of 282,350 shares of Common Stock. The 282,350 shares of Common Stock have been value at $50,823 of which $17,326 was charged to operations during the nine months ended September 30, 2004.

During August 2004, the Company issued 937,777 shares of restricted Common Stock to an employee. These shares were expensed during the quarter ended March 31, 2004. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During August 2004, the Company entered into a conversion agreement with an individual for the conversion of a $100,000 principal amount note plus accrued interest into 906,677 shares of the Company's restricted Common Stock.

During August 2004, Dr. Hans-Joachim Schuerholz resigned as a member of the Company's Board of Directors due to personal reasons. Upon his resignation the Company issued 100,000 shares of Common Stock valued at $16,000 to Dr. Schuerholz for past services provided as Director.

The Company entered into a conversion agreement pursuant to which the Company and such employee agreed to convert $265,800 of accrued salary due to such employee into 1,526,238 shares of Common Stock.

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

During September 2004, the Company and an employee entered into a conversion agreement whereby the employee agreed to convert $142,000 of accrued salary into 1,183,333 shares of restricted Common Stock. As of September 30, 2004, these shares have not been issued.

During September 2004, the Company and a consultant entered into a conversion agreement whereby the Consultant agreed to convert $61,875 of accrued salary into 515,625 shares of restricted Common Stock. As of September 30, 2004, these shares have not been issued.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, the Company engaged ERBC Holdings, LTD ("ERBC"), an affiliate of the Company by virtue of Common Stock ownership, as a consultant for a one-year period to undertake all aspects of the Company's operations in Russia. Pursuant to the letter agreement, the Company agreed to pay ERBC a fee of $115,000 for the year during which it had been engaged. During June 1997, the Company renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, the Company renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it had been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Common Stock. Included in accrued liabilities as of September 30, 2004 is $1,015,176 related to this agreement.

Russian Contracts for Research and Development
----------------------------------------------

The Company is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by the Company from Nurescell for a total price of $985,000. As of September 30, 2004, the Company paid $100,000 under this agreement, which has been charged to research and development expenses during the year ended December 31, 2002. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

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

Technology Purchase
-------------------

In connection with an oral agreement, the Company has agreed to acquire the rights to certain technologies now held by a German Bank, for an estimated purchase price of $500,000 payable in cash and/or Common Stock. This transaction is expected to close during the year ended December 31, 2004. During the nine months ended September 30, 2004, LTDN paid $341,229 to the German bank as part of this oral agreement. An additional amount of $110,860 was paid by LTDN during October 2004 as part of this oral agreement. These amounts were recorded as in-process research and development on the Company's books because the technologies have not met technological feasibility and do not have an alternative uses.

International Operations
------------------------

The Company has strategic alliances, collaboration agreements and licensing agreements with entities, which are based and/or have operations in Russia. Russia has experienced volatile and frequently unfavorable economic, political and social conditions. The Russian economy is characterized by declining gross domestic production, significant inflation, increasing rates of unemployment and under employment, unstable currencies, and high levels of governmental debt as compared to gross domestic production. The prospects of widespread insolvencies and the collapse of various economic sectors exist in Russia.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND OTHER MATTERS (Continued)

Royalty Fees
------------

Pursuant to a Patent Maintenance and Development Contract dated May 31, 2002, the Company agreed to pay to certain persons a royalty fee equal to 1% of the sales revenue the Company receives from the sale of resealable cans, which are manufactured or distributed worldwide under a license from the Company. Such persons agreed to provide research and development services to the Company with respect to the commercialization of the resealable can. As of September 30, 2004, the Company had not received any revenue with respect to sales of the reseal-able can and, therefore, as of such date, the Company had not paid any royalty fees pursuant to such agreement.

Legal Disputes
--------------

During the quarter ended June 30, 2003, the Company was notified that Dr. Jurgen Lempert intended to commence legal proceeding against the Company relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect $69,629. As of September 30, 2004, the Company has accrued such amounts.

A noteholder has threatened to sue the Company for repayment of an outstanding note. To date, the Company has not been served with a lawsuit. In the event the noteholder does sue the Company, the Company believes it has sufficient defenses and intends to vigorously defend itself against such claims.

James Cassidy and TPG Capital have filed for arbitration against the Company regarding a purported reset provision in an agreement entered into during 1999. To date, the Company has not been sued and is investigating the claims of Cassidy and TPG. TPG believes it is entitled to receive an additional 1,465,671 shares of Common Stock under an agreement previously executed between the parties. Should litigation arise, the Company believes that it has sufficient defenses and intends to vigorously defend itself against such claims.

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, initiated legal proceedings against the Company for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect $67,808. As of September 30, 2004, the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect $197,486. As of September 30, 2004 the Company has accrued such amounts. Mr. Goerke has filed for a lien against certain assets of Cetoni.

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

Settlement Agreement
---------------------

On June 15, 2004 the Company entered into a settlement agreement with a law firm previously engaged by the Company in connection with the settlement of various claims between such parties. Such claims included a claim by such law firm that the Company owed such law firm approximately $721,000 for legal services and interest on the outstanding amount. Pursuant to such settlement agreement each party provided the other with a general release for all claims arising prior to the date of such settlement agreement and the Company agreed to issue to such law firm 2,2500,000 shares of Common Stock.

Shares issued under these arrangements were valued at $405,000. As a result, the Company recorded a gain of $316,000 during the quarter ended June 30, 2004. As part of the settlement agreement, the law firm was entitled to penalty shares in the event certain shares were not registered on Form S-8 by July 1, 2004. As such, the law firm is entitled to receive 65,590 shares of the Company's restricted Common Stock as a penalty. The Settlement Agreement allows for a repricing of shares in the event that the Company's common stock trades below a price of $0.12 per share for a period of 30 consecutive days. In the event that the repricing is triggered, additional shares of Common Stock would be issuable as detailed in the Settlement Agreement.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - SEGMENT REPORTING (Continued)

Segment results for the nine months ended September 30, 2004 and 2003 are as follows:

2004:
-----
                          U.S.A.        Germany     Eliminations  Consolidated
                      ------------   ------------   ------------  ------------
2004
----
Loss before extra-
ordinary item         $  (216,711)   $(2,673,207)   $        --   $(2,889,918)
                      ============   ============   ============  ============
Depreciation and
amortization          $        --    $   (41,982)   $        --   $   (41,982)
                      ============   ============   ============  ============
Identifiable Assets   $   271,946    $   309,748    $        --   $   581,694
                      ============   ============   ============  ============

2003:
-----

Loss before extra-
ordinary item         $(1,450,000)   $(1,563,504)   $        --   $(3,013,504)
                      ============   ============   ============  ============
Depreciation and
amortization          $        --    $   (41,982)   $        --   $   (41,982)
                      ============   ============   ============  ============
Identifiable Assets   $    259,946   $   642,740    $        --   $   902,686
                      ============   ============   ============  ============

Segment results for the three months ended September 30, 2004 and 2003 are as follows:

2004:
-----

                          U.S.A.        Germany     Eliminations  Consolidated
2004                  -------------  ------------   ------------  ------------
----
Loss before extra-
ordinary item         $         --   $(1,094,565)   $        --   $(1,094,565)
                      =============  ============   ============  ============
Depreciation and
amortization          $         --   $   (13,994)   $        --   $   (13,994)
                      =============  ============   ============  ============
Identifiable Assets   $    271,946   $   309,748    $        --   $   581,694
                      =============  ============   ============  ============

2003:
-----

Loss before extra-
ordinary item         $   (360,000)  $   (41,968)   $        --   $  (401,968)
Depreciation and      =============  ============   ============  ============
amortization          $         --   $   (13,993)   $        --   $   (13,993)
                      =============  ============   ============  ============
Identifiable Assets   $    259,946   $   642,740    $        --   $   902,686
                      =============  ============   ============  ============

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

On July 28, 2003, the Company entered into a Stock Subscription Agreement with ATI Nuklear, Nuklear Technologies, Inc., a newly formed Delaware corporation ("Nuklear Technologies"), Hans Skrobanek, the chief executive officer and a director of the Company, and Peter Goerke, an officer of the Company, pursuant to which (a) in consideration for the issuance to the Company and ATI Nuklear of 4,100 and 1,000 shares, respectively, of common stock of Nuklear Technologies ("Nuklear Common Stock"), (i) the Company and ATI Nuklear will transfer certain assets to Nuklear Technologies relating to the Russian based and/or nuclear focused operations of the Company and ATI Nuklear and (ii) Nuclear Technologies will assume certain liabilities of the Company and ATI Nuklear relating to such assigned assets and (b) Hans Skrobanek and Peter Goerke will each purchase 2,450 shares of Nuclear Common Stock for an aggregate purchase price of $1.00. As part of the reorganization, it is anticipated that the Company will pay approximately $56,000 of existing liabilities in connection with such assumed assets and will convert approximately $163,000 of existing liabilities in connection with such assumed assets into Common Stock. Following the consummation of such transaction, Nuklear Technologies will be a 51% owned subsidiary of the Company with the remaining 49% being owned by Hans Skrobanek and Peter Goerke. The above transaction has not closed as of September 30, 2004. In the event that the Stock Subscription Agreement between ATI and Nuclear Technologies is not consummated, ATI anticipates expending no further funds for the development of these businesses and anticipates reevaluating the scope of such operations.

On December 1, 2004, the Company terminated the previously announced Stock Subscription Agreement with ATI Nuklear, AG, a wholly owned subsidiary of the Company ("Nuklear AG"), Nuclear Technologies, Inc., a wholly owned subsidiary of the Company, Hans Skrobanek, the president and a director of the Company, and Peter Goerke, a former officer of the Company. The Company is currently evaluating the costs involved in the closing of such operations.

On August 13, 2004 the Company filed a Form 8-K detailing certain information required as a Regulation FD disclosure.

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

ACQUISITIONS.

On August 11, 2004, ATI entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among ATI, LTDN Acquisition Corp., a Delaware corporation ("Acquisition"), and LTDnetwork, Inc., a Delaware corporation ("LTDN"). Pursuant to the terms of the Merger Agreement, LTDN will merge (the "Merger") with and into Acquisition. In the Merger, the LTDN shareholders will receive preferred stock of ATI ("Preferred Stock") and warrants ("Warrants") to purchase Preferred Stock. The Preferred Stock will be convertible into 400 shares of common stock of ATI ("Common Stock") only if the current shareholders of ATI approve an amendment to the certificate of incorporation of ATI to increase the share capitalization of ATI to a level to permit the conversion of the Preferred Stock and the Preferred Stock subject to the Warrants. The number of shares of Preferred Stock and Warrants to be issued to LTDN's shareholders will, assuming all such Warrants are exercised and that all such Preferred Stock is converted into shares of Common Stock, result in the shareholders of LTDN owning approximately 72% of the outstanding shares of Common Stock. The ratio of the number of shares of Preferred Stock to Warrants to be issued in the Merger will be determined on the closing date of the Merger based on a number of factors described in the Merger Agreement. In addition, the shareholders of LTDN will receive registration rights with respect to the shares they receive in the Merger. The Merger is subject to certain conditions set forth in the Merger Agreement. However, approval by ATI's shareholders is not required to consummate the Merger and is therefore not a condition to the consummation of the Merger. The Merger Agreement amended and restated a previous merger agreement dated as of June 19, 2003 by and among the Company, Acquisition and LTDN.

ATI currently anticipates closing the Merger the week of December 6, 2004.

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

During the next 12 months the Company intends to concentrate on the (i) consummation of the Merger with LTDN pursuant to the Merger Agreement, (ii) if the Merger with LTDN is consummated, the commercialization of products developed by LTDN, (iii)commercialization of products developed by RESEAL, Ltd, a 96% owned subsidiary ("RESEAL"), and (iv) if the transactions under the Alfa-Pro Asset Purchase Agreement are consummated, commercialization of products developed from the acquired intellectual property. In addition, the Company also intends to wind down its nuclear operations and its operations in Russia. In connection therewith, on December 1, 2004, the Company terminated the previously announced Stock Subscription Agreement with ATI Nuklear, AG, a wholly owned subsidiary of the Company ("Nuklear AG"), Nuclear Technologies, Inc., a wholly owned subsidiary of the Company, Hans Skrobanek, the president and a director of the Company, and Peter Goerke, a former officer of the Company. The Company is currently evaluating the costs involved in the closing of such operations.

RESEAL

RESEAL was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable metal beverage can and a resealable cardboard tetra-pak package. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its metal beverage packaging products.

It is anticipated that production of samples, marketing and general operational expenses will require less than $450,000. RESEAL anticipates that in the event it is required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required. The production of the machine produced samples has been delayed by a failed financing, the proceeds of which were to be used to complete this production run.

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

We have held discussions with a major manufacturer of aluminum cans for the formalization of a working research and development agreement. The proposed agreement would provide the manufacturer with a right of first refusal for any packaging related products already developed or developed in the future by ATI, RESEAL or Cetoni in exchange for an annual research and development retainer paid to us by the manufacturer.

CETONI GMBH

In order to better manage resources, ATI intends to dissolve its wholly owned subsidiary, Cetoni Umwelttechnologie EntwicklungsGmbH ("Cetoni"), and move its employees and its remaining operations to ATI. Cetoni is a German based design and engineering firm focused on developing and patenting technologies and products for the consumer market. The Company does not currently intend to focus on or allocate any resources to any products previously developed by Cetoni.

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

During November 2004, the Company issued 906,677 shares of restricted Common Stock to a note holder in full payment of a note in the principal amount of $100,000 plus accrued interest. These shares were issued pursuant to a Conversion Agreement entered into between the noteholder and the Company during August 2004. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During November 2004, the Company issued 100,000 shares of Common Stock to a former Director for services previously provided. Such issuance was effected pursuant to section 4(2) under the Securities Act.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

                  Exhibit 31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

                  Exhibit 31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

                  Exhibit 32 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

         (b) Reports on Form 8-K.

         On August 13, 2004 the Company filed a Form 8-K detailing certain information required as a Regulation FD disclosure.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: December 3, 2004             By: /s/ Hans Joachim Skrobanek
                                         ---------------------------------
                                         Hans Joachim Skrobanek, President

Dated: December 3, 2004             By: /s/ James Samuelson
                                         ---------------------------------
                                         James Samuelson
                                         Chief Financial Officer