Form 10KSB
period 2004-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-06-10
CIK 1054825

                       U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                           Commission File No. 0-23761

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

                             211 Madison Avenue #28B
                            New York, New York 10116
                    (Address of principal executive offices)
                     Issuer's telephone number: 212 532-2736

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes []; No [X]

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

At May 17, 2005 there were 81,961,101 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $10,654,943 based on a closing bid quotation on the Over The Counter Bulletin Board on that date of $0.13 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At May 17, 2005, a total of 86,336,538 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB of Advanced Technology Industries, Inc. (the "Company" or "ATI"). This report on Form 10-KSB contains certain statements that are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (as amended, the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

These influences include, but are not limited to the following: whether or not we can successfully commercialize our products; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes," "expects," "intends," "projects," "anticipates," "contemplates," or "estimates." A description of risks that could cause our results to vary appear under "Plan of Operation--Risk Factors" in this Annual Report of Form 10-KSB.

Because the former stockholders of LTDN own a majority of the merged company and the LTDN management controls the Board of Directors of the merged company, this transaction has been accounted for as a reverse merger with LTDN as the acquirer of ATI

ACQUISITIONS

On December 15, 2004 (the "Closing Date"), ATI consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDnetwork, Inc., a Delaware corporation ("LTDN"), pursuant to the Amended and Restated Agreement and Plan of Merger, dated as August 11, 2004, among ATI, LTDN and LTDN Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ATI ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among ATI, LTDN and Acquisition Sub. Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger, ATI issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 207,889 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of ATI ("Series A Preferred Stock") and (ii) warrants (the "Warrants") to purchase 473,350 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to 25% of the aggregate Warrants will expire on each of May 15, 2005, June 15, 2005, July 15, 2005 and August 15, 2005.

As part of the Merger, 10,394 shares of Series A Preferred Stock and 23,668 Warrants are being held in escrow pending the receipt by James Samuelson, ATI's Chief Financial Officer, of a statement, certified by the accountants of LTDN, setting forth the amount of liabilities and cash on LTDN's balance sheet as of the Closing Date. If the difference between such cash and liabilities is less than such amount certified by LTDN's officers on the Closing Date, then based on such difference a certain number of the shares of Series A Preferred Stock held in escrow will be cancelled, and a number of additional newly issued Warrants equal to such cancelled shares of Series A Preferred Stock, all the remaining escrowed shares of Series A Preferred Stock not so cancelled and all the escrowed Warrants will be issued to the stockholders of LTDN. If the difference between such cash and liabilities is greater than the amount certified by LTDN's officers on the Closing Date, then based on such difference additional shares of Series A Preferred Stock will be issued to the stockholders of LTDN, a number of Warrants equal to such number of issued shares of Series A Preferred Stock will be cancelled and any remaining escrowed Warrants not so cancelled and all escrowed shares of Series A Preferred Stock will be issued to the stockholders of LTDN.

The terms of the Series A Preferred Stock provide that each share of Series A Preferred Stock will automatically convert into 400 shares of common stock, par value $0.001 per share, of ATI ("Common Stock") if the holders of Common Stock approve an amendment (the "Certificate of Incorporation Amendment") to ATI's certificate of incorporation to increase its authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. While the holders of Series A Preferred Stock can vote with the holders of Common Stock on all matters on an as converted basis, such holders of Series A Preferred Stock will not be entitled to vote on the approval of the Certificate of Incorporation Amendment. ATI intends to seek approval for the Certificate of Incorporation Amendment at a special meeting of the stockholders currently anticipated to be held in the third quarter of 2005. If the Certificate of Incorporation Amendment is approved, the shares of Series A Preferred Stock will be automatically converted into an aggregate of 83,155,600 shares of Common Stock and the Warrants will be exercisable for an aggregate of 189,340,000 shares of Common Stock.

ATI has agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the Merger within 90 days following the later (the "Trigger Date") of (a) the date the Certificate of Incorporation Amendment is filed with the Delaware Secretary of State and (b) the date ATI receives the audited financial statements of LTDN. In addition, ATI has agreed to use its reasonable efforts to cause such registration statement to be declared effective within 180 days of the Trigger Date. In the event that the Certificate of Incorporation Amendment is not filed by the later of (x) December 15, 2005 or (b) the date ATI receives the audited financial statements of LTDN, ATI has agreed to register the shares of Series A Preferred Stock issued in the Merger.

ATI has agreed to keep any such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder, (b) the expiration of the period referred to in Rule 144(k) under the Securities Act and (c) two years from the effective date of such registration statement.

Alfa-Pro Products Gmbh--Acquisition of Stock and Assets.
--------------------------------------------------------

On December 13, 2004, ATI entered into, and consummated the acquisitions contemplated by, the Stock and Intellectual Property Purchase Agreement (the "Stock and Intellectual Property Purchase Agreement") with Alice Schlattl, Schlattl GBR, Claudia Schreiner, Susanne Schlattl and Ralph Schlattl.

Pursuant to the Stock and Intellectual Property Purchase Agreement, ATI purchased (a) all of the equity interests of Alfa-Pro Products GmbH ("Alfa-Pro") from Alice Schlattl in consideration for 43,600 shares of Series A Preferred Stock and $90,000, such cash amount to be paid within 180 days of December 13, 2004, and (b) certain intellectual property rights from Schlattl GBR in consideration for 6,400 shares of Series A Preferred Stock. As a result of the acquisition of Alfa-Pro and such intellectual property rights, ATI obtained the intellectual property rights to over 40 consumer products. Such products are in varying stages of the development process and none have yet been commercialized.

Each of Alice Schlattl, Claudia Schreiner, Susanne Schattl and Ralph Schlattl are employees of a subsidiary of ATI.

COMPANY OPERATIONS.

GENERAL. The Company is a development stage company and its efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital.

ATI was formed in 1995 to acquire and commercialize new or previously existing but non-commercialized technologies. Directly or through a subsidiary, the Company may acquire a direct interest in these technologies, a right to use these technologies, and/or an ownership interest in the entity owning these technologies. The acquisition of technologies by the Company may be made by the issuance of Common Stock or other securities, cash or other consideration, or a combination thereof. Our principal activities include identifying, reviewing and assessing technologies for their commercial applicability and potential.

Daily operation of our companies in which we have stock ownership is typically handled directly by each company's existing management. In instances where we own a controlling interest in a portfolio company, we have the ability to direct the development, marketing, and commercialization of products. However, where we own only a minority interest or do not otherwise exercise control over a portfolio company we must rely upon and be governed by the decisions of management of those companies concerning those matters. In addition, where we have a non-controlling interest in a portfolio company, in the absence of other agreements (such as revenue sharing agreements), we will earn revenues from the portfolio company only in the form of dividends which may be declared by the portfolio company and the declaration of said dividends are solely within the discretion of the Board of Directors of the portfolio company.

Described below are the various technologies in which we presently own.

LTDNETWORK, INC.

LTDN, a wholly-owned subsidiary, specializes in the development of innovative technologies, software and services for online e-tailers, advertising, media and marketing companies. LTDN's software and services include the following:

QTRAX. We believe that Qtrax, a unique music file sharing technology based Internet service, will be the first music file sharing application that provides consumers the ability, at no charge, to download music files from the Gnutella peer to peer network with the permission of the record companies that own the rights to such music to the extent that such record companies have executed licensing agreements with LTDN. This revolutionary free service will allow a consumer to play the music files only on the computer such consumer uses to download such music files. QTrax will also operate as an online music store where a consumer can purchase music files as a permanent download so that the consumer can play such music files on any device that plays MP3 files. Through the integration of LTDN's innovative Xpeer software application as part of the Qtrax service, LTDN will be able to offer online e-tailers, advertising, media and marketing companies the ability to provide highly targeted advertising, promotional and other marketing information to consumers who may have a strong interest in such advertisers' products. For example, if a consumer downloads music files of a particular artist, Xpeer will display books, music and other products that feature such artist.

INTELLICHOICE. intelliChoice is a fully customizable, event driven web browser add-in that automatically performs price comparisons when a matching product is found against product data as a user surfs the Internet. Information can be displayed in either a slide out panel, a toolbar or a pop-up bubble from the Windows Task Bar.

PROMOSENSE. PromoSense is an event driven and fully customizable web browser add-in that enables an advertiser to deliver highly targeted information depending on customizable rules and the web page the PromoSense user is currently viewing by performing basic promotional alerts (window pane, pop-up or Windows Taskbar notification).

XPEER. XPeer is an interactive component designed for price comparison providers that want to promote themselves within P2P file sharing applications. Xpeer offers end users product information and price comparison data based off keyword searches performed while searching for files or music. As an example, if a user searches for a particular music artist, XPeer will display a list of all music and books that feature references to that artist.

DYNAAD. DynaAd enables an advertiser to build and display exact match product ads on any website/web page as opposed to broad, category level based ads.

MESSAGERETRIEVER. MessageRetriever is a web based proprietary software that enables the automatic retrieval of e-mail by the simple provision of a user's standard e-mail address and password from any ISP and from any computer with a web browser. If an e-tailer integrates their own branded version of MessageRetriever on its website, it will encourage repeat visitors to such site so such visitors can check their e-mail.

PAGEQUERY WEB SERVICE. PageQuery Web Service is a high performance URL query system that allows a business to automatically extract specific or user defined nuggets of data from a web page. Any number of items can be configured into a system for extraction and once they are, the PageQuery Web Service will automatically detect their presence on any page across an entire domain.

FREE TEXT ANALYSIS WEB SERVICE. Free Text Analysis Web Service is a URL query system that automatically catalogues the information presented in a web page into a structured, hierarchical view of visually important ranked data. All existing page data is preserved along with a collection of meta data that allows a business to further process, manipulate or extract specific information from the results.

RESEAL, LTD.

RESEAL, Ltd, a 96% owned subsidiary ("RESEAL"), was formed to hold the Company's ownership of two proprietary resealable beverage packaging products, specifically a resealable metal beverage can and a resealable cardboard tetra-pak package. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its metal beverage packaging products.

RESEAL needs to obtain financing for the production of machine-fabricated samples for distribution to beverage producers who have previously expressed an interest in the resealable beverage cans. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. RESEAL anticipates that in the event it is required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required. The production of the machine produced samples has been delayed by a failed financing, the proceeds of which were to be used to complete this production run.

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

An inability to raise funds to continue the commercialization of the RESEAL products and technology would further delay their introduction to the market.

CETONI GMBH

Cetoni Umwelttechnologie Entwicklungs GmbH, a wholly owned subsidiary ("Cetoni"), is a German based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Since 1995, Cetoni has designed and patented products for the beverage, automotive accessory, sport, healthcare, household, office and general consumer markets.

Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. The markets for Cetoni's products are automotive accessory (Tool Star, Ring Memory), healthcare (Pharmaceutical packaging), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office and general consumer markets (Light Boy, Cleaning Center). It is anticipated that Cetoni will devote the majority of its focus during 2005 on the successful commercialization of RESEAL's products, which it developed, and to prepare the commercialization of the above products.

The Company plans to review the commercialization prospects of all products and investigate the most efficient and effective paths to market for all products, focusing our energy and attention towards the most favorable prospects.

OPERATIONS IN RUSSIA.

On December 1, 2004, the Company terminated the previously announced Stock Subscription Agreement with ATI Nuklear, AG, a wholly owned subsidiary of the Company, Nuclear Technologies, Inc., a wholly owned subsidiary of the Company, Hans Skrobanek, the former president and a former director of the Company, and Peter Goerke, a former officer of the Company, which contemplated the reorganization of the Company's Russian based operations and its nuclear operations. The Company believes that it does not have the resources to compete in these lines of business and it is currently evaluating the costs involved in closing such operations. The Company currently anticipates expending no further funds for the development of any such businesses. As a result, the Company no longer intends to describe such operations as a business of the Company.

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

INTELLECTUAL PROPERTY

Our success depends substantially upon our intellectual property. We have a portfolio of approximately 28 patents and/or patents pending. We may be unsuccessful in prosecuting our patent applications or patents may not be issued from our patent applications. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us or may be held invalid and unenforceable against third parties.

MARKETING AND DISTRIBUTION
--------------------------

We believe that several of our acquired technologies and products are ready for commercialization and marketing, specifically the Qtrax service and our beverage packaging products.

As a result, we will devote significant business activities and resources to the successful commercialization and marketing of our acquired technologies and products. We have little experience marketing products of a technological or consumer nature. The introduction of a new product or technology into the market place requires vast capital resources and an increase in corporate personnel. Our product marketing with respect to our consumer products relies on the development of strategic alliances with global distributors. This would place the burden of marketing the products directly on the strategic partners and would keep our cost risk low and reduce the amount of capital resources we need to operate successfully. Conversely, the risks include the inability to locate the proper partner and or if the partner is ineffective.

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

RESEARCH AND DEVELOPMENT
------------------------

In the fiscal year ended December 31, 2004, we incurred expenses of $558,249 on research and development. In addition we incurred 23,224,695 of in process research & development charges relating to the merger transaction between LTDN and ATI.

By comparison, in the fiscal year ended December 31, 2003, we incurred expenses of $800,953 on research and development.

GOVERNMENTAL REGULATION

Few U.S. or foreign laws and regulations specifically apply to the marketing, sale or use of any of our present technologies, other than laws and regulations generally applicable to businesses. Many laws and regulations, however, are pending and may be adopted in the United States and other countries with respect to the Internet and intellectual property rights relating to the products of our subsidiary, LTDN. There can be no assurance that such laws and regulations or different standards if adopted or applied in the future will not materially increase the cost of licensing and using such products, or prevent their use altogether. Moreover, there can be no assurance that any or all jurisdictions in which we presently operate or in the future may conduct our business will not enact laws or adopt regulations which increase the cost of or prevent us from licensing or marketing our other technologies or otherwise doing business therein.

EMPLOYEES
---------

We currently employ no part-time and three full-time employees. Our subsidiary, Cetoni, currently employs five full-time and three part-time employees. Cetoni's employees engage in product research, development and marketing. Our subsidiary, LTDN, currently employs eight full-time and no part-time employees. LTDN's employees engage in software development and marketing.

ATI Nuklear, AG currently has a supervisory board consisting of Allan Klepfisz, Chai Ong and Christa Sieber.

We believe that we have satisfactory relations with our current employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in a 142.9 square foot office space at 211 Madison Avenue, Apt. #28B New York, New York 10016. Such space is located as part of a larger leasehold interest and the monthly rent attributable to such space is approximately $3,300. Such lease has a remaining term of one year.

Cetoni's principal executive offices are located in a 220 square meter space at Patriching 26, D-94034, Passau, Germany. The facility is leased with a monthly rent of $750 with no expiration date. The facility is leased from a family member of the former principal shareholder of Cetoni.

LTDN's principal executive offices are located in a 250 square meter space at 459 Collins Street Level 11, Melbourne, Victoria 3000, Australia.

ITEM 3. LEGAL PROCEEDINGS

In May 2004, TPG Capital Corporation filed a claim against the Company with the International Centre for Dispute Resolution. TPG Capital Corporation claims it is entitled to receive additional shares of Common Stock for certain services provided to ATI in connection with ATI's merger with Aberdeen Acquisition Corporation. An agreement executed by ATI and TPG Capital Corporation in 1999 provided that on the first anniversary of such merger the amount of Common Stock previously issued to TPG Capital Corporation in connection with such services would be adjusted such that the aggregate stock held by TPG Capital Corporation would have a value of at least $500,000. At such time, such provision would have resulted in 1,465,671 additional shares of Common Stock being issued to TPG Capital Corporation. TPG Capital Corporation claims it is entitled to such number of such shares plus additional shares in connection with interest and the difference between the Company's current stock price and such stock price on such one year anniversary. The Company believes that it has certain defenses to such claim based on certain actions taken by TPG Capital Corporation.
The Company is currently in settlement discussions with TPG Capital Corporation with respect to such claim.

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION.

Our Common Stock is traded on the OTC Bulletin Board currently under the symbol AVDI.

The table below sets forth the range of high and low bid quotes of our Common Stock for each quarter for the last two fiscal years as reported by the NASD Over The Counter Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                2003              High         Low
                              -------            -------     -------
                            First Quarter         $0.38       $0.14
                           Second Quarter         $0.60       $0.18
                            Third Quarter         $0.38       $0.21
                           Fourth Quarter         $0.29       $0.11

                                2004              High         Low
                              -------            -------     -------
                            First Quarter         $0.35       $0.16
                           Second Quarter         $0.24       $0.11
                            Third Quarter         $0.22       $0.09
                           Fourth Quarter         $0.36       $0.16

HOLDERS

There were approximately 162 shareholders of record of Common Stock as of May 17, 2005.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock, and we anticipate that future earnings, if any, will be retained for development of our business. Payment of cash dividends in the future will be wholly dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by us.

EQUITY COMPENSATION PLAN INFORMATION

On October 22, 2000 our Board of Directors adopted a stock option plan entitled the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("2000 Plan"). The shareholders of the Company approved the 2000 Plan on October 26, 2001. Under the 2000 Plan, options and restricted stock awards may be issued to directors, officers, key employees, consultants, agents, advisors, and independent contractors who are in a position to contribute materially to the prosperity of the Company.

Our Board of Directors administers the 2000 Plan but may delegate such administration to a committee, which shall consist of at least two members of the Board. The Board or the Committee has the authority to determine the number of options and restricted stock awards to be granted, when the options may be exercised and the exercise price of the options, provided that the exercise price may never be less than the fair market value of the shares of Common Stock on the date the option is granted (110% in the case of any employee who owns more than 10% of the combined voting power or value of all classes of stock). Options may be granted for terms not exceeding ten years from the date of the grant, except for options granted to persons holding in excess of 10% of Common Stock, in which case the options may not be granted for a term not to exceed five years from the date of the grant.

On November 30, 2001 our Board of Directors adopted a stock option plan entitled that Advanced Technology Industries, Inc. 2001 Consultants Stock Plan (the "2001 Plan"). The shareholders of the Company have not approved the 2001 Plan. Under the 2001 Plan, options and restricted stock awards may be issued to persons providing consulting services to the Company.

Our Board of Directors administers the 2001 Plan but may delegate such administration to a committee, which shall consist of at least two members of the Board. The Board or the Committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options, provided that the exercise price may never be less than 85% of the fair market value of the shares of Common Stock on the date the option is granted. The Board or the Committee may also grant the options according to a defined vesting schedule, provided that in no case shall any option provide for the vesting of option shares for a period of time which exceeds five years from date of grant of the option, or on a cumulative incremental percentage basis which is less than twenty percent (20%) per year. Options may be granted for terms not exceeding ten years from the date of the grant.

The following table sets forth, with respect to the 2000 Plan and the 2001 Plan, the number of shares of Common Stock subject to outstanding options, the weighted average exercise price of outstanding options and the number of shares available for future award grants as of December 31, 2004.

---------------------------- -------------------------- ----------------------- -------------------------
Plan Category                Number of shares of          Weighted-average      Number of shares of
                             Common Stock to be issued    exercise price        of Common Stock available
                             upon exercise of             outstanding options   for future issuance
                             outstanding options                                under equity
                                                                                compensation plans
                                                                                (excluding shares
                                                                                reflected in column (a))
                                     (a)                        (b)                   (c)
---------------------------- -------------------------- ----------------------- -------------------------
Equity  compensation  plans
approved by stockholders              305,000                 $0.54                    --
---------------------------- -------------------------- ----------------------- -------------------------
Equity  compensation  plans
not approved by stockholders          937,777                 $0.22                    --
---------------------------- -------------------------- ----------------------- -------------------------
Totals                              1,242,777                 $0.30                    --
---------------------------- -------------------------- ----------------------- -------------------------


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

ATI was formed in 1995 to acquire and commercialize new or previously existing but non-commercialized technologies. Directly or through a subsidiary, the Company may acquire a direct interest in these technologies, a right to use these technologies, and/or an ownership interest in the entity owning these technologies. The acquisition of technologies by the Company may be made by the issuance of Common Stock or other securities, cash or other consideration, or a combination thereof. Our principal activities include identifying, reviewing and assessing technologies for their commercial applicability and potential.

During the next 12 months the Company intends to concentrate on the (i) continued development and marketing of the software products of LTDN, a development-stage company which commenced operations in 1999, (ii) commercialization of products developed by RESEAL, (iii) commercialization of products developed by Cetoni and (iv) commercialization of products developed by Alfa-Pro and from the intellectual property acquired from Schlattl GBR. In addition, the Company also intends to shut down its Russian based operations and its nuclear operations. As a result, the Company currently anticipates expending no further funds for the development of any such Russian based operations and nuclear operations.

Except for a nominal amount of revenue from the sale of Cetoni products in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. We will require additional financing to continue our planned operations during the next 12-month period. Management believes that it will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations.

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

Between March 1, 2005 and May 18, 2005, the Company has raised from various financing sources approximately $900,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 12,857,142 shares of Common Stock.

The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. If the Certificate of Incorporation Amendment is approved, then from and after such approval the Debentures will be convertible, at the holder's option, into shares of Common Stock. If the Certificate of Incorporation Amendment is not approved by July 1, 2005, the holder of the Debentures will be entitled to require the Company to redeem the Debentures held by such holder at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. If such approval is obtained, the Debentures will become convertible as described above at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

Each Debenture Warrant is exercisable during the period from the approval of the Certificate of Incorporation Amendment until the second anniversary of the effective date of the registration statement described below. The Debenture Warrants are exercisable at $0.10 per share, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. If the average of the closing bid prices of the Common Stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of the Common Stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each Debenture Warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from the Company that such average price and closing bid prices have occurred, the exercise price for such Debenture Warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs). Holders of Debenture Warrants are entitled to effect a cashless exercise of the Debenture Warrants if the registration statement (as described below) has not been declared effective prior the first anniversary of the issuance of the Debenture Warrants.

The Company has agreed to file a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to pay the holder of the Debentures certain liquidated damages in the event that such registration statement is not filed by May 31, 2005 or is not declared effective by July 1, 2005 or the effectiveness of such registration statement is subsequently suspended for more than certain permitted periods.

Pursuant to the terms of the Notes, penalties begin accruing in the event that a Registration Statement has not been filed by May 31, 2005. The Company has begun negotiation with several of the Note holders to waive the May 31, 2005 date and change the required Registration Statement filing date until later the year. The Company believes it will be successful in negotiating a new date. In the event that the Company is unsuccessful in renegotiating the terms of the Notes, penalties would begin accruing on the Notes as of May 31, 2005, as detailed below:

                                 Late Payment for Each $10,000 of
No. of Business Days Late      Principal or Interest Being Converted
-------------------------      -------------------------------------

            1                              $100
            2                              $200
            3                              $300
            4                              $400
            5                              $500
            6                              $600
            7                              $700
            8                              $800
            9                              $900
           10                              $1,000
          >10                              $1,000 + $200 for each business
                                                         day late beyond 10 days

The Company is currently in discussions with respect to issuing additional securities on substantially similar terms as the Debentures and the Debenture Warrants and may provide a security interest in certain assets of the Company to secure the obligations thereunder. However, there is no guarantee that we will be able to successfully complete such additional financings.

The financial statements have been prepared assuming that the Company will continue as a going concern. The independent registered auditors report on the Company's financial statements included elsewhere herein contain the explanatory paragraph about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.


CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high-risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. No assurance can be given that such technology will receive market acceptance. Accordingly we may determine in the near future that the carrying amount of the technology license will need to be reduced materially.

The Company has no amortization expense for the year ended October 31, 2004 for its capitalized software development costs as the technology was not available for commercialization.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's fiscal year following December 15, 2005 (January 1, 2006). The adoption of SFAS No. 123R will have no effect on the Company's consolidated cash flows or financial position but will have an adverse effect on the Company's consolidated results of operations.

In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on the Company's calculation of EPS.

In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on the Company's calculation of EPS.


RISK FACTORS

You should carefully consider the risks described below and the other information in this Annual Report on Form 10-KSB. Our business, financial condition or operating results could be seriously harmed if any of these risks materialize. The trading price of our Common Stock may also decline due to the occurrence of any of these risks.

RISKS RELATED TO OUR BUSINESS IN GENERAL

WE HAVE A LIMITED OPERATING HISTORY; WE HAVE NOT GENERATED ANY SIGNIFICANT REVENUES FROM OPERATIONS; WE EXPECT TO INCUR ADDITIONAL SIGNIFICANT LOSSES.

We have conducted only limited operations to date consisting primarily of activities related to identifying and acquiring our technologies and products. We are subject to all of the business risks associated with a new enterprise, including, but not limited to:

         o inability to successfully market our technologies and products;

         o        risks of unforeseen capital requirements;

         o        failure of market acceptance of our technologies and products;

         o        failure to establish business relationships; and

         o competitive disadvantages as against larger and more established companies.

We anticipate that we will continue to incur significant operating losses through 2005. We may incur additional losses thereafter, depending upon our ability to generate revenues from the license or sale of our technologies and products or to enter into any or a sufficient number of joint ventures or collaborations. We have generated no meaningful revenues to date. Although our management believes that it may recognize revenues during 2005, there can be no assurance as to when or whether we will be able to commercialize our products and technologies and realize any revenues therefrom. Our products and technologies have never been utilized on a large-scale commercial basis.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL IN ORDER TO FULLY IMPLEMENT OUR BUSINESS PLAN AND MARKETING STRATEGY.

Future capital requirements could vary significantly and will depend upon certain factors, many of which are not within our control. Factors that may bear on our future capital requirements include:

         o        the timing of licensing of technologies and sales of products;

         o        market acceptance of ATI's technologies and products;

         o the existence and terms of any licensing and/or joint venture agreements for the marketing and sales of technologies and products;

         o the ongoing development and testing of technologies and products; and

         o        the availability of financing.

In addition, we will require substantial additional capital to expand our business to hire administrative, marketing, technical and operational support personnel, and to a lesser extent, for research and development activities. As of the date hereof, we cannot provide any assurances that we ever will obtain the additional capital necessary to fully effectuate our business goals. Moreover, we cannot provide assurances that additional capital requirements will not arise, or that we will generate sufficient revenues to cover expenses or generate profits. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs and marketing and sales programs, forego technology acquisition opportunities, or license third parties to commercialize technologies that we would otherwise seek to develop. In addition, we may have to issue Common Stock or securities convertible into Common Stock in order to obtain the funding necessary to support operations which will dilute shareholdings and may negatively impact the price of the Common Stock.

OUR CURRENT AND NEW PRODUCTS MAY NOT COMPETE SUCCESSFULLY WITH COMPETITOR'S PRODUCTS.

The markets for our products experience and will continue to experience rapidly changing technologies, evolving industry standards and new product introductions by our competitors. These market characteristics and the activities of our competitors, including their introduction of new products and product upgrades, could render our technology obsolete. We may not successfully develop, introduce or manage the transition of new products or do so on a timely basis in response to changing technologies and standards and new products and product upgrades introduced by our competitors.

Many of our current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources. Our inability to compete in the following factors could have a material adverse effect on our business: product performance, product features, ease of use, reliability, hardware and competitor compatibility, brand name recognition, product reputation, pricing, levels of advertising, availability and quality of customer support and timeliness of product upgrades.

ANY INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY LIMIT OUR ABILITY TO COMPETE AND RESULT IN A LOSS OF A COMPETITIVE ADVANTAGE.

We rely principally on copyright, trademark, patent, trade secret and contract laws to protect our proprietary technology. We cannot be certain that we have taken adequate steps to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We have prepared and filed patent applications covering several of our software and consumer products. Our success depends, in part, on our ability to obtain and protect patents covering, and maintain trade secrecy protection of, technologies, as well as other, future technologies, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that any of our pending or future patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents issued will provide us with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on our ability to conduct business.

In addition to patent protection, we rely on trade secrets, proprietary know-how and technology which we seek to protect. There can be no assurance that our trade secrets and proprietary know-how will not become known or be independently discovered by others.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE.

Although we believe that none of the technologies or products we have developed or the trademarks we use or any of the other elements of our business infringe on the proprietary rights of any third parties, third parties may assert claims against us for infringement of their proprietary rights and these claims may be successful. We could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights, which could materially adversely affect our business, results of operations or financial condition. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to market or license our products. Such a judgment could have a material adverse effect on our ability to sell our products or on our costs of doing business. If a third party asserts a claim relating to proprietary technology or information against us, we may seek licenses to the intellectual property from such third party. However, we cannot be certain that third parties will extend licenses to us on commercially reasonable terms, or at all. Our failure to obtain the necessary licenses or other rights or to obtain those rights at a reasonable cost could materially adversely affect our ability to sell our products or our costs of doing business.


IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, WE MAY BE UNABLE TO DEVELOP PRODUCTS OR ACHIEVE SALES OF PRODUCTS.

Our success depends to a significant extent on the performance of our executive officers and key technical personnel. The loss of one or more of our key employees could have a material adverse effect on our ability to develop and sell products. We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining these personnel.

WE MAY NOT SUCCESSFULLY OVERCOME PROBLEMS ENCOUNTERED IN CONNECTION WITH POTENTIAL FUTURE ACQUISITIONS.

As part of our long-term growth strategy, we may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time, we may enter into discussions and negotiations with companies regarding our acquiring, investing in, or partnering with their businesses, products, services or technologies. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, may not complete those transactions on commercially acceptable terms or at all.

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

WE MAY NOT BE SUCCESSFUL IN ENTERING INTO STRATEGIC ALLIANCES.

We intend to enter into strategic partnerships, joint ventures and/or teaming arrangements with regional and multinational corporations to promote our technologies and products. In the event that we are unable to develop these relationships or once developed maintain them for any reason, our business, operating results and financial condition could be materially adversely affected. Moreover, we can give no assurances that any such relationships will result in the sale or licensing of our technologies or products.

CERTAIN RISKS MAY ATTACH TO OPERATIONS IN FOREIGN COUNTRIES.

We conduct a significant portion of our operations outside the United States. Certain risks attach to operations in foreign countries. Legal systems in some of the nations in which we conduct operations, including the licensing of technologies and selling products, may not be as developed as the United States legal system. Consequently, certain contract rights may be unenforceable in some of these jurisdictions. Any inability to enforce contracts or collect payment from clients located in these areas would have material adverse effect on our business and results of operations. In addition, changes in a specific country's political or economic condition and unexpected changes in foreign laws and regulatory requirements could have a material adverse effect on our business and results of operations.

Our expenses are recorded in different currencies. As a result, we will be subject to the effects of exchange rate fluctuations with respect to these currencies.

RISKS RELATED TO OUR QTRAX BUSINESS

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states, and local jurisdictions and other countries with respect the Internet. These laws may relate to many areas that impact our business, including copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and/or different regulations than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, security, retransmitting of media, personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our potential customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution. Changes to or the interpretation of these laws and the entry into such industry agreements could:

         o        limit the growth of the Internet;

         o create uncertainty in the marketplace that could reduce demand for our products and services;

         o        increase our cost of doing business;

         o expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Websites or distributed or accessed through our products or services, with our provision of products and services and with the features or performance of our products and Websites;

         o lead to increased product development costs or otherwise harm our business; or

         o decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management and copy protection requirements. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business.

WE FACE COMPETITION FROM OTHER "FREE" PEER-TO-PEER SERVICES, FROM TRADITIONAL RETAIL MUSIC DISTRIBUTORS AND FROM EMERGING PAID ONLINE MUSIC SERVICES DELIVERED ELECTRONICALLY.

Our online music services will face significant competition from other "free" peer-to-peer services, such as KaZaA, Morphues, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another's hard drives, all without securing licenses from content providers. The legal status of these other "free" services is uncertain because although some courts have found that these services violate copyright laws, other services have been found to not violate any copyright laws, particularly in the case of Grokster. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down.

Our paid online music services will also face competition from traditional retail music distributors such as Tower Records as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, some of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expense and decrease profit margins in specific markets.

Online music services competitors will include Napster, Listen.com, the provider of the Rhapsody services and a subsidiary of RealNetworks, Inc., Apple Computer's iTunes Music Store, MusicMatch, Sony Connect, Walmart.com, Yahoo!, MSN and online music services powered by MusicNet such as AOL Music and Virgin.

ONLINE MUSIC DISTRIBUTION SERVICES IN GENERAL ARE NEW AND RAPIDLY EVOLVING AND MAY NOT PROVE TO BE A PROFITABLE OR EVEN A VIABLE BUSINESS MODEL.

Online music distribution services that principally rely on advertising as a source of revenue are a relatively new business model for delivering digital media over the Internet. It is too early to predict whether consumers and advertisers will accept in significant numbers online music services and accordingly whether the services will be financially viable. If online music distribution services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES, WHICH MAY NOT BE AVAILABLE TO US ON COMMERCIALLY REASONABLE TERMS OR AT ALL.

We rely on third-party content providers to offer music online content that can be delivered to users of our service. These third party providers include music publishers and music labels. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In some cases, we pay substantial fees to obtain this third party content. We cannot guarantee that we will be able to secure licenses to music content or that such licenses will be available on commercially reasonable terms.

Under copyright law, we may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration proceedings known as CARP proceedings which are subject to approval by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. Our ability to find right holders and negotiate appropriate licenses is uncertain.

WE MUST PROVIDE DIGITAL RIGHTS MANAGEMENT SOLUTIONS THAT ARE ACCEPTABLE TO BOTH CONTENT PROVIDERS AND CONSUMERS.

We must provide digital rights management solutions and other security mechanisms in our online music distribution services in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content.

OUR BUSINESS COULD BE HARMED BY A LACK OF AVAILABILITY OF POPULAR CONTENT.

Our business could be affected by the release of "hit" music titles, which can create cyclical trends in sales distinctive to the music industry. It is not possible to determine the timing of these cycles or the future availability of hit titles. Hit products are important because they generate customer interest. We will depend upon the music content providers to continue to produce hit products. To the extent that new hits are not available, or not available at prices attractive to consumers, our sales and margins may be adversely affected.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE INTERNET FOR COMMUNICATIONS, ELECTRONIC COMMERCE AND ADVERTISING.

The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising. Our business could be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwith availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may impact our ability to sell our products and services and ultimately impact our business results and prospects.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, Websites have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the Internet network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, Internet usage, as well as the usage of our products, services and Websites, could grow more slowly or decline.

MORE CONSUMERS ARE UTILIZING NON-PC DEVICES TO ACCESS DIGITAL CONTENT, AND WE MAY NOT BE SUCCESSFUL IN DEVELOPING VERSIONS OF OUR PRODUCTS AND SERVICES THAT WILL GAIN WIDESPREAD ADOPTION BY USERS OF SUCH DEVICES.

In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as personal digital assistants, cellular telephones, televisions, set-top devices, game consoles and Internet appliances, is expected to increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If we are unable to offer our services on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services or our costs may increase significantly.

OUR NETWORK WILL BE SUBJECT TO SECURITY AND STABILITY RISKS THAT COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY.

Online commerce and communications depend on the ability to transit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

         o our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

         o we could experience unauthorized access, computer viruses, system interference or destruction, "denial of service" attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Websites or use of our products and services;

         o someone could circumvent our security measures and misappropriate our, our partners' or our customers' proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

         o our computer systems could fail and lead to service interruptions;

         o we may be unable to scale our infrastructure with increases in customer demand; or

         o our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

HOLDERS OF COMMON STOCK MAY HAVE THEIR PERCENTAGE OWNERSHIP DILUTED AS A RESULT OF THE CONVERSION OF THE SERIES A PREFERRED STOCK AND THE DEBENTURES AND AS A RESULT THE PRICE OF THE COMMON STOCK MAY DECLINE.

If the Certificate of Incorporation Amendment is approved, a significant number of shares of Common Stock will be available for trading in the public market which will result in substantial dilution to existing shareholders. If all the Warrants are exercised and the Certificate of Incorporation Amendment is approved, then the aggregate shares of Series A Preferred Stock will convert into 292,495,600 shares of Common Stock. If all the Debentures are converted at the current conversion price, then 12,857,142 shares of Common Stock will be issued with respect to such conversion. The additional shares in the market will dilute the percentage interest of our shareholders and may have a material adverse effect on the market price of the Common Stock. Any such decline in the market price of the Common Stock could impede our efforts to obtain additional financing through the sale of additional equity or equity-related securities or could make such financing more costly.

THE PRICE OF THE COMMON STOCK HAS BEEN AND MAY IN THE FUTURE BE AFFECTED BY PRICE AND VOLUME FLUCTUATION IN THE MARKET FOR DEVELOPMENTAL STAGE COMPANIES.

The Over the Counter Bulletin Board, where many developmental stage companies are traded, experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of the Common Stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. We have not been the subject to any lawsuits alleging that we have violated any provisions of federal securities laws. The filing of litigation against us, or any other claims, if made, could result in substantial costs and a diversion of the attention and resources of our management.

OUR COMMON STOCK IS PRESENTLY SUBJECT TO THE "PENNY STOCK" RULES WHICH MAY MAKE IT A LESS ATTRACTIVE INVESTMENT.

Since the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock is also subject to the requirements of Rule 15g-9 of the Exchange Act. Our Common Stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share. Under Rule 15g-9, brokers who recommend our Common Stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the year ended December 31, 2004 are attached hereto as pages F-1 through F-31.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, if we are able to successfully address the material weakness in our internal accounting controls as discussed below, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Marcum & Kliegman, LLP, our independent registered public accounting firm, that during their performance of audit procedures for 2004 Marcum & Kliegman LLP identified two material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting.

The material weakness related to the December 31, 2004 financing closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stock transactions as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2004 fairly present, in all material respects, our financial condition and results of operations.

The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these maters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we have retained a CPA who assist in the preparation of our financial statements, 10-QSB's and 10-KSB's. We intend to complete a review of our financial disclosure process and define and implement needed improvements in the quarter ending March 31, 2005.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of our financial statements as of and for the year ending December 31, 2006 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documents, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common



(b) Changes in Internal Controls and Procedures.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

As of December 31, 2004, our officers and Directors were:

NAME                     AGE      TITLE
----                     ---      -----
Allan Klepfisz           49       President, Chief Executive Office and Director

James Samuelson          35       Vice President, Chief Financial Officer,
                                  Secretary and Director

Arie Baalbergen          64       Director

Chai Ong                 55       Director

All directors hold office until the next annual meeting of stockholders and until their successor have been elected and qualified. The Board of Directors elects the officers annually.

Allan Klepfisz has been our President, Chief Executive Officer and a Director since December 15, 2004. He was appointed to our Board of Directors in connection with the consummation of the Merger with LTDN. Between August 1999 and March 2000, Mr. Klepfisz was involved in the formation of LTDN. From March 2000, Mr. Klepfisz has served as the Chief Executive Officer and a director of LTDN.

James Samuelson joined us as Vice President, Chief Financial Officer and Secretary in February 2000. Mr. Samuelson was appointed a Director of the Company in August 2004. Mr. Samuelson has also served as an officer and director of our former affiliate, Nurescell Inc. Mr. Samuelson received a Master of Business Administration Degree, and a Bachelor of Science in Business Administration degree from Creighton University.

Arie Baalbergen joined us as a Director on December 15, 2004. He was appointed to our Board of Directors in connection with the consummation of the Merger with LTDN. Mr. Baalbergen was involved in the formation of LTDN between August 1999 and March 2000. Since March 2000, Mr. Baalbergen has served as the Chief Financial Officer and a director of LTDN. Mr. Baalbergen was Chief Financial Officer of the then publicly listed company, Applied Learning Ltd, which was acquired by Smart Force Inc (Nasd: SMTF).

Chai Ong joined us a Director on December 15, 2004. He was appointed to our Board of Directors in connection with the consummation of the Merger with LTDN. Since 2001, Mr. Ong has served as a director of LTDN. Prior to such time, Mr. Ong was a broker at Solomon Smith Barney.

Our Board of Directors believes that Mr. Samuelson is an "audit committee financial expert" as defined under the rules of the Securities and Exchange Commission. We are not a "listed issuer" as defined in Rule 10A-3 of the Exchange Act. If the NASD's listing standards applied to the Company, then Mr. Samuelson would not be an "Independent Director" as defined in Rule 4200(a)(15) of the NASD Marketplace Rules. The Company does not have a separate audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission. Such officers, directors, and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and Forms 5 and any amendments furnished to us with respect to the 2004 fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2004 fiscal year, James Samuelson, our Chief Financial Officer is currently delinquent in filing Form 4s with respect to securities acquired during such year.

CODE OF ETHICS

We have not adopted a Code of Ethics that applies to our executive officers. We recently underwent a change of management as a result of the consummation of the Merger with LTDN and current management anticipates adopting such a Code of Ethics within the next few months.

ITEM 10. EXECUTIVE COMPENSATION

The following table presents, for each of the last three fiscal years ending December 31, 2004 the annual compensation earned by our chief executive officer and our most highly compensated executive officers.

=========================================================================================================
                                               LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION                  Awards          Payouts
                            --------------------------------  ---------------------  ---------

                                                   Other                  Securities              All
                                                   Annual     Restricted  Underlying    LTIP     Other
                                          Bonus    Compen-    Stock       Options/    Payouts   Compen-
                     Year    Salary ($)    ($)     sation($)  Awards($)   SARs(#)       ($)     sation($)
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
Hans-Joachim Skrobanek,
Former President      (1)          2004  $110,000    (1)
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                                   2003   110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                                   2002   110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
James Samuelson,
Vice President,
Chief Financial
Officer, Secretary                 2004  $225,000     (2)     $206,000                            937,777
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                                   2003  $120,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                                   2002  $120,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------


Allan Klepfisz                     2004  $11,455      (3)
Chief Executive Officer
and President

         (1) Mr. Skrobanek was entitled to receive a salary equal to $110,000 per annum under his employment agreement with the Company. Due to the Company's financial condition, Mr. Skrobank has accrued an amount equal to $34,000 during the year ended December 31, 2004.

         (2) During 2004, Mr. Samuelson received 1,526,238 shares of Common Stock, registered on Form S-8 and 1,183,333 shares of unregistered Common Stock as payment of $407,800 in accrued and unpaid salary. Mr. Samuelson received as a bonus 937,777 shares of unregistered Common Stock valued at $206,000. Mr. Samuelson also received as a bonus an option to purchase 937,777 shares of Common Stock with an exercise price of $0.22 per share

         (3) Mr.Klepfisz has served as President and Chief Executive Officer of the Company since December 15, 2004 and has a base annual salary of $275,000.


=====================================================================================================================
                                      OPTIONS/SAR GRANTS IN THE FISCAL YEAR 2004
---------------------------------------------------------------------------------------------------------------------
                                                  INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------------------

------------------- -------------------- ------------------- ----------- -------------- --------------- -------------
                                                                                            Potential      Realizable
                                                                                             Value at       Assumed
                         Number of           % of Total                                       Annual        Rates of
                        Securities          Options/SARS     Exercise                         Stock          Price
                        Underlying           Granted to      or Base                       Appreciation    for Option
                       Options/SARS         Employees in     Price ($,    Expiration           Term
       Name             Granted (#)         Fiscal Year         Sh)          Date             5% ($)         10%($)
------------------- -------------------- ------------------- ----------- -------------- --------------- -------------
   Hans-Joachim
    Skrobankek               0                   0              N/A            -              -                -
 former President
------------------- -------------------- ------------------- ----------- -------------- --------------- -------------
 James Samuelson
 Vice President,
 Chief Financial          937,777               100%           $0.22       3/12/2014    $99,196.64       $280,159.28
   Officer and
    Secretary
------------------- -------------------- ------------------- ----------- -------------- --------------- -------------
  Allan Klepfisz
 Chief Exectuive             0                   0              N/A            -              -                -
   Officer and
    President
------------------- -------------------- ------------------- ----------- -------------- --------------- -------------


------------------------------------- ----------------------------------- -----------------------------------
                                         Number of Shares Underlying      Value of Unexercised In-The-Money
                                          Unexercised Options as of        Options/SARs as of December 31,
                                            December 31, 2004 (#)         2004 ($) Exercisable/Unexercisable
                                          Exercisable/Unexercisable
                Name
------------------------------------- ----------------------------------- -----------------------------------
       Hans-Joachim Skrobanek
          Former President                     100,000/100,000                           0/0
------------------------------------- ----------------------------------- -----------------------------------
          James Samuelson
  Vice President, Chief Financial
       Officer and Secretary                     1,037,777/0                             0/0
------------------------------------- ----------------------------------- -----------------------------------
           Allan Klepfisz
    Chief Executive Officer and                      0/0                                 0/0
             President
------------------------------------- ----------------------------------- -----------------------------------


COMPENSATION OF DIRECTORS

There is no standard or individual compensation package for any of the directors.

EMPLOYMENT CONTRACTS

The Company has no formal employment contracts with its named executive officers. Mr. Samuelson, our Vice President, Chief Financial Officer and Secretary, and a Director, has an arrangement with the Company that entitles Mr. Samuelson to an annual base salary of $175,000 per annum and a $12,500 quarterly bonus subject to certain activities being completed.

Mr. Klepfisz, our President, Chief Executive Officer and a Director has an arrangement with the Company that entitles Mr. Klepfisz to an annual base salary of $275,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2004 as to each person who is known to ATI to be the beneficial owner of more than 5% of the outstanding Common Stock (giving effect to all warrants and options exercisable within 60 days) and as to the security and percentage ownership of each named executive officer and director of ATI and all officers and directors of ATI as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

---------- ---------------------------- -------------------------- ------------
                    Name and Address       Security Ownership       Percentage
Title of                   Of              Amount and Nature            Of
 Class              Beneficial Owners    Of Beneficial Ownership       Class
---------- ---------------------------- -------------------------- ------------
 Common    Allan Klepfisz(1)                   523,811                   *
---------- ---------------------------- -------------------------- ------------
 Common    Hans Joachim Skrobanek            1,073,359                 1.2%
---------- ---------------------------- -------------------------- ------------
 Common    James Samuelson(2)                4,861,181                 5.6%
---------- ---------------------------- -------------------------- ------------
 Common    Chai Ong(3)                       2,080,852                 2.4%
---------- ---------------------------- -------------------------- ------------
 Common    Arie Baalbergen(4)                  597,000                   *
---------- ---------------------------- -------------------------- ------------
           Officers and Directors
           as a group (5 persons)            9,136,203                10.5%
---------- ---------------------------- -------------------------- ------------

(1) In addition, Mr. Klepfisz beneficially owns 5,280,400 shares of Series A Preferred Stock and 30,060 warrants to purchase shares of Series A Preferred Stock.
(2) Includes options to purchase 1,037,777 shares of Common Stock.
(3) In addition, Mr. Ong beneficially owns 835,604 shares of Series A Preferred Stock and 4,758 warrants to purchase shares of Series A Preferred Stock.
(4) In addition, Mr. Baalbergen beneficially owns 3,332,400 shares of Series A Preferred Stock and 18,970 warrants to purchase shares of Series A Preferred Stock.
* Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.


Exhibit 2.1 Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among the Registrant, LTDnetwork, Inc. and LTDN Acquisition Corp. (1)

Exhibit 2.2 First Amendment, dated as of December 15, 2004, among the Registrant, LTDnetwork, Inc. and LTDN Acquisition Corp. to that certain Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among the Registrant, LTDnetwork, Inc. and LTDN Acquisition Corp. (2)

Exhibit 2.3 Stock and Intellectual Property Purchase Agreement, dated as of December 13, 2004, among Alice Schlattl, Schlattl GBR, the Registrant, Claudia Schreiner, Susanne Schlattl and Ralph Schlattl. (2)

Exhibit 3.1       Certificate of Incorporation of the Registrant (3)

Exhibit 3.2 Certificate of Designations for the Series A Convertible Preferred Stock of the Registrant (2)

Exhibit 3.3 Amendment No. 1 to the Certificate of Designations for the Series A Convertible Preferred Stock of the Registrant*

Exhibit 3.4       Amended and Restated By-laws of the Registrant (2)

Exhibit 4.1 Warrant Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (2)

Exhibit 4.2 Registration Rights Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (2)

Exhibit 4.3 Securities Purchase Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc.*

Exhibit 4.4 Amendment No. 1 dated as of April 5, 2005 to the Securities Purchase Agreement and the Transaction Documents between the Registrant and The Gross Foundation, Inc.*

Exhibit 4.5       Form of 9% Convertible Debenture issued to The Gross
                  Foundation, Inc.*

Exhibit 4.6       Form of Warrant issued to The Gross Foundation, Inc.*

Exhibit 4.7 Registration Rights Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc.* Exhibit
                  4.8 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.*

Exhibit 4.9       Form of 9% Convertible Debenture issued to Double U Master
                  Fund, L.P.*

Exhibit 4.10      Form of Warrant issued to Double U Master Fund, L.P.*

Exhibit 4.11 Registration Rights Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.*

Exhibit 4.12 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.*

Exhibit 4.13 Form of 9% Convertible Debenture issued to Platinum Partners Value Arbitrage Fund, L.P.*

Exhibit 4.14 Form of Warrant issued to Platinum Partners Value Arbitrage Fund, L.P.*

Exhibit 4.15 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.*

Exhibit 4.16 Securities Purchase Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.*

Exhibit 4.17      Form of 9% Convertible Debenture issued to JM Investors, Inc.*

Exhibit 4.18      Form of Warrant issued to JM Investors, Inc.*

Exhibit 4.19 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.*

Exhibit 10.1 Release and Stock Purchase Agreement, dated as of July 15, 2003, between James Samuelson and the Registrant (4)

Exhibit 10.2 Option Agreement, dated as of March 12, 2004, between James Samuelson and the Registrant. (5)

Exhibit 10.3 Settlement Agreement and General Release, dated as of May 17, 2004, among Richardson & Patel, a Law Corporation, Richardson & Patel LLP, LTDnetwork, Inc. and the Registrant. (5)

Exhibit 10.4 Consulting Services Agreement dated as of July 8, 2004 between Allan Klepfisz and the Registrant. (5)

Exhibit 10.5 Consulting Services Agreement dated as of July 8, 2004 between Chai Ong and the Registrant. (5)

Exhibit 10.6      2001 Consultant's Stock Plan (6)

Exhibit 10.7      2005 Stock Compensation Plan (7)

Exhibit 21.1      List of Subsidiaries*

Exhibit 23.1      Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1      Certification of the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2      Certification of the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


*     Filed herewith
(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2004
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 17, 2004
(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2000.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 15, 2004
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 3, 2001
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 28, 2005

(b) Reports of Form 8-K

The Company filed a Current Reports on Form 8-K on December 17, 2004 and December 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum & Kliegman LLP, Certified Public Accountants, provided accounting services to the Company during the year ended December 31, 2004. The Board has selected Marcum & Kliegman LLP to provide accounting services to the Company for the year ending December 31, 2005.

The following table presents fees for professional audit services rendered by Marcum & Kliegman, LLP for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Marcum & Kliegman, LLP during 2004 and 2003.

                                                      2004              2003
                                                   ---------------------------
Audit Fees (1)                                     $ 250,000         $ 104,697
Audit Related Fees (2)                                    --                --
Tax Fees (3)                                          12,500                --
All Other Fees (4)                                     6,500                --
                                                   ---------------------------
                                                   $ 269,000         $ 104,697
                                                   ===========================

Notes:

(1) Audit fees consist of fees for audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2) Audit related fees consist of fees for assurance and related services by the independent auditor

(3) Tax fees consist of fees for tax consultation and tax compliance services for the Company.

(4) All other fees consist of fees primarily related to a Registration Statement the Company filed.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: June 9, 2005             By: /s/ Allan Klepfisz
                                    --------------------------------------
                                    Allan Klepfisz, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 9, 2005             By: /s/ Allan Klepfisz
                                    --------------------------------------
                                    Allan Klepfisz,
                                    Chief Executive Officer and Director

Dated: June 9, 2005             By: /s/ James Samuelson
                                    --------------------------------------
                                    James Samuelson
                                    Chief Financial Officer

Dated: June 9,2005              By: /s/ Arie Baalbergen
                                    --------------------------------------
                                    Arie Baalbergen
                                    Director

Dated: June 9, 2005             By: /s/ Chai Ong
                                    --------------------------------------
                                    Director

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheet
  At December 31, 2004                                                  F-3

Consolidated Statements of Operations
  For the Years Ended December 31, 2004 and 2003 and
  For the period from Inception (October 31, 1999
  to December 31, 2004                                                  F-4

Consolidated Statements of Stockholders' (Deficiency)
  For the period from Inception (October 31, 1999) to
  December 31, 2004.                                                F-5a to F-6b

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 2004 and 2003 and
  For the period from Inception (October 31, 1999)
  to December 31, 2004                                                  F-7

Notes to the Consolidated Financial Statements                      F-8 to F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Advanced Technology Industries, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Technology Industries, Inc. and Subsidiaries (a development stage company commencing October 1, 1999) (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception (October 1, 1999) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the effectives of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technology Industries, Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from inception (October 1, 1999) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $28,547,734 and $2,459,234 during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had a working capital deficiency of $8,764,819. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Marcum & Kliegman LLP
-----------------------------
     Marcum & Kliegman LLP


New York, New York
May 27, 2005

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                        $     49,862
  Prepaid expenses and other current assets                             228,689
                                                                   ------------

          Total Current Assets                                          278,551

Property and equipment, net                                             118,262

Note receivable                                                         229,640

Other assets                                                             13,205

Capitalized software                                                    479,376

Due from related parties                                                 96,606
                                                                   ------------
          TOTAL ASSETS                                             $  1,215,640
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Loans payable                                                    $  1,013,517
  Notes payable - related party                                         150,000
  Accrued liabilities, including $1,307,103 due to
    related parties                                                   6,689,980
  Due to related parties                                              1,189,774
                                                                   ------------

          TOTAL LIABILITIES                                           9,043,271
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 1,000,000 shares
    authorized; 257,889 shares issued and outstanding                       205
  Common stock - $.0001 par value; 100,000,000 shares
    authorized; 83,931,775 shares issued and outstanding                  8,393
  Additional paid-in capital                                         31,291,209
  Accumulated other comprehensive loss                                 (433,723)
  Deficit accumulated during the development stage                  (38,693,715)
                                                                   ------------

          TOTAL STOCKHOLDERS' DEFICIENCY                             (7,827,631)
                                                                   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $  1,215,640
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            For the Period
                                                                                            From Inception
                                               For the Years Ended                        (October 1, 1999)
                                                   December 31,                                Through
                                           2004                      2003                 December 31, 2004
                                    --------------------      --------------------      --------------------
REVENUES                            $                 --      $                 --      $              9,862
                                    --------------------      --------------------      --------------------

COSTS AND EXPENSES:
  Research and development                       558,249                   800,953                 1,359,202
  In-process research and
    development                               23,224,695                        --                23,224,695
  Compensatory element of stock
    issuances pursuant to
    consulting, professional
    and other agreements                       3,668,637                   458,954                 5,384,108
  Consulting fees                                497,172                   432,943                 2,312,366
  Other general and
    administrative expenses                      520,259                   619,303                 5,931,910
  Depreciation and amortization
    expense                                       31,089                    62,151                   257,733
  Interest and amortization of
    debt issuance costs                           14,745                    52,051                   117,125
  Other expenses                                  32,888                    33,464                   116,438
                                    --------------------      --------------------      --------------------

       TOTAL COSTS AND EXPENSES               28,547,734                (2,459,819)               38,703,577
                                    --------------------      --------------------      --------------------

NET LOSS                            $        (28,547,734)     $         (2,459,819)     $        (38,693,715)
                                    ====================      ====================      ====================

Basic and diluted loss per
  common share                      $              (.52)      $               (.06)
                                    ====================      ====================
Weighted average shares used in
  basic and diluted loss per
  common share                                54,892,590                39,424,551
                                    ====================      ====================


The accompanying notes are an integral part of these consolidated financial statements.


                                                    F-4

                                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                             From October 1, 1999 TO DECEMBER 31, 2004




                                                                                                                    Additional
                                Per Share              Common Stock                     Preferred Stock              Paid-in
                                  Amount          Shares           Amount           Shares           Amount          Capital
                                ----------     ------------     ------------     ------------     ------------     ------------
Period from Inception
  (October 1, 1999)
  through December 31, 1999                              --     $         --               --     $         --     $         --

Issuance of founders shares      $     .01               --               --           52,014               --              487
Net loss                                                 --               --               --               --               --
                                ----------     ------------     ------------     ------------     ------------     ------------
Balance at 12/31/99                                      --               --           52,014               --              487

Issuance of common stock for
  cash                             $174.47               --               --            8,310                8        1,449,788
Issuance of common stock for
  services                         $ 35.27               --               --            3,640                4          128,390
Subscription receivable                                  --               --               --               --               --
Net loss                                                 --               --               --               --               --
Foreign currency translation
  adjustment                                             --               --               --               --               --

    Comprehensive loss                                   --               --               --               --               --
                                ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2000                             --               --           63,964               12        1,578,665

Issuance of common stock for
  cash                             $252.29               --               --            8,140                8        2,053,695
Issuance of common stock for
  services                         $503.35               --               --            2,080                1        1,046,999
Subscription receivable                                  --               --               --               --               --
Net loss                                                 --               --               --               --               --
Foreign currency translation
  adjustment                                             --               --               --               --               --

    Comprehensive loss                                   --               --               --               --               --
                                ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2001                             --     $         --           74,184     $         21     $  4,679,359
                                ==========     ============     ============     ============     ============     ============



The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed in
Note 1.



                      The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-5a


                                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       From October 1, 1999 TO DECEMBER 31, 2004 (CONTINUED)


                                                                                     Accumulated
                                                                     Accumulated       Deficit            Total
                                   Receivable                          Other         During the       Stockholders'
                                    on Sale          Unearned       Comprehensive    Development         Equity        Comprehensive
                                    of Stock       Compensation     Income (Loss)       Stage         (Deficiency)         Loss
                                  ------------     ------------     ------------     ------------     ------------     ------------
Period from Inception
(October 1, 1999)
  through December 31, 1999       $         --     $         --     $         --     $         --     $         --     $         --

Issuance of founders shares                 --               --               --               --              487               --
Net loss                                    --               --               --             (483)            (483)            (483)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at 12/31/99                         --               --               --             (483)               4

Issuance of common stock for
  cash                                      --               --               --               --        1,449,796               --
Issuance of common stock for
  services                                  --               --               --               --          128,394               --
Subscription receivable                (65,000)              --               --               --          (65,000)              --
Net loss                                    --               --               --       (1,877,614)      (1,877,614)      (1,877,614)
Foreign currency translation
  adjustment                                --               --            2,391               --            2,391            2,391
                                                                                                                       ------------
    Comprehensive loss                      --               --               --               --               --       (1,875,223)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at December 31, 2000           (65,000)              --            2,391       (1,878,097)        (362,029)

Issuance of common stock for
  cash                                      --               --               --               --        2,053,703               --
Issuance of common stock for
  services                                  --               --               --               --        1,047,000               --
Subscription receivable                (65,000)              --               --               --           65,000               --
Net loss                                    --               --               --       (2,983,450)      (2,983,450)      (2,983,450)
Foreign currency translation
  adjustment                                --               --           51,020               --           51,020           51,020
                                                                                                                       ------------
    Comprehensive loss                      --               --               --               --               --       (2,932,430)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at December 31, 2001      $         --     $         --     $     53,411     $ (4,861,547)    $   (128,756)
                                  ============     ============     ============     ============     ============



The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed in
Note 1.


                      The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-5b


                                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                             From October 1, 1999 TO DECEMBER 31, 2004




                                                                                                                       Additional
                                   Per Share              Common Stock                     Preferred Stock              Paid-in
                                     Amount          Shares           Amount           Shares           Amount          Capital
                                   ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2001                                --     $         --     $     74,184     $          21    $  4,679,359

Issuance of common stock for
  cash                               $197.75                --               --           13,624                --       2,694,254
Issuance of common stock for
  services                           $ 52.32                --               --            8,445                 8         441,833
Net loss                                                    --               --               --                --              --
Foreign currency translation
  adjustment                                                --               --               --                --              --

    Comprehensive loss                                      --               --               --                --              --
                                   ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2002                                --               --           96,254               29        7,815,446

Issuance of common stock for
  cash                                $168.09               --               --            2,203               16          370,351
Issuance of common stock for
  services                            $ 68.99               --               --            7,595                8          523,965
Net loss                                                    --               --               --               --               --
Amortization of unearned
  compensation                                              --               --               --               --               --
Foreign currency translation
  adjustment                                                --               --               --               --               --

    Comprehensive loss                                      --               --               --               --               --
                                   ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2003                                --               --          106,052               53        8,709,762

Issuance of common stock for
  cash                                 $51.67               --               --           63,659               64        3,288,885
Offering costs                                              --               --               --               --         (125,000)
Issuance of common stock for
  services                             $90.23               --               --           36,125               36        3,259,533
Conversion of debt                                          --               --            2,053                2          224,817
Issuance of stock to
  stockholders of ATI                 $109.51       83,931,775            8,393           50,000               50       15,933,212
Net loss                                                    --               --               --               --               --
Amortization of unearned
  compensation                                              --               --               --               --               --
Foreign currency translation
  adjustment                                                --               --               --               --               --

    Comprehensive loss                                      --               --               --               --               --
                                   ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2004                        83,931,775     $      8,393          257,889     $        205     $ 31,291,209
                                   ==========     ============     ============     ============     ============     ============



The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed in
Note 1.


                      The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-6a


                                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       From October 1, 1999 TO DECEMBER 31, 2004 (CONTINUED)


                                                                                     Accumulated
                                                                    Accumulated        Deficit           Total
                                   Receivable                          Other          During the      Stockholders'
                                    on Sale          Unearned       Comprehensive    Development         Equity        Comprehensive
                                    of Stock       Compensation     Income (Loss)       Stage         (Deficiency)         Loss
                                  ------------     ------------     ------------     ------------     ------------     -------------
Balance at December 31, 2001      $         --     $         --     $     53,411     $ (4,861,547)    $   (128,756)    $         --

Issuance of common stock for
  cash                                      --               --               --               --        2,694,254               --
Issuance of common stock for
  services                                  --         (344,157)              --               --           97,684               --
Net loss                                    --               --               --       (2,824,849)      (2,824,849)      (2,824,849)
Foreign currency translation
  adjustment                                --               --         (162,210)              --         (162,210)        (162,210)
                                                                                                                       -------------
    Comprehensive loss                      --               --               --               --               --       (2,987,059)
                                  ------------     ------------     ------------     ------------     ------------     =============
Balance at December 31, 2002                --         (344,157)        (108,799)      (7,686,396)        (323,877)

Issuance of common stock for
  cash                                      --               --               --               --          370,367               --
Issuance of common stock for
  services                                  --         (523,973)              --               --               --               --
Net loss                                    --               --               --       (2,459,819)      (2,459,819)      (2,459,819)
Amortization of unearned
  compensation                              --          458,948               --               --          458,948               --
Foreign currency translation
  adjustment                                --               --         (160,901)              --         (160,901)        (160,901)
                                                                                                                       ------------
    Comprehensive loss                      --               --               --               --               --       (2,620,720)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at December 31, 2003                --               --         (409,182)     (10,146,215)      (2,115,282)

Issuance of common stock for
  cash                                      --               --               --               --        3,288,949               --
Offering costs                              --               --               --               --         (125,000)              --
Issuance of common stock for
  services                                  --       (3,259,569)              --              234              234               --
Conversion of debt                          --               --               --               --          224,819               --
Issuance of stock to
  stockholders of ATI                       --               --               --               --       15,941,655               --
Net loss                                    --               --               --      (28,547,734)     (28,547,734)     (28,547,734)
Amortization of unearned
  compensation                              --        3,668,751               --               --        3,668,751               --
Foreign currency translation
  adjustment                                --               --         (164,023)              --         (164,023)        (164,023)
                                                                                                                       ------------
    Comprehensive loss                      --               --               --               --               --      (28,711,757)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at December 31, 2004      $         --     $         --     $   (433,723)    $(38,693,715)    $ (7,827,631)
                                  ============     ============     ============     ============     ============


The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed in
Note 1.


                      The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-6b


                                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          For the Period
                                                                     For the Years                        from Inception
                                                                    Ended December 31,                   (October 1, 1999)
                                                             2004                     2003              to December 31, 2004
                                                    --------------------      --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $        (28,547,734)     $         (2,459,819)     $        (38,693,715)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Acquired-in process technology                          23,224,695                        --                23,224,695
      Stock-based compensation                                 3,668,637                   458,948                 5,304,108
      Depreciation and amortization                               31,089                    62,150                   257,733
      Non-cash charges for consulting services                   240,000                   230,000                   470,000
      Write-off of fixed assets                                   11,068                        --                    11,068
  Changes in Operating Assets and Liabilities:
    Prepaid expenses and other current assets                     (9,176)                  (93,356)                 (161,100)
    Other assets                                                 (13,205)                      565                   (13,205)
    Accrued liabilities                                         (280,689)                  605,129                   684,387
                                                    --------------------      --------------------      --------------------

    Net Cash Used in Operating Activities                     (1,675,315)               (1,196,384)               (8,818,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of ATI Stock                                  300,000                   160,000                   460,000
Capitalized software                                            (249,558)                 (229,819)                 (479,376)
Advances to ATI prior to merger                               (1,428,000)                 (720,566)               (2,443,619)
Capital expenditures                                                  --                   (41,742)                 (317,467)
                                                    --------------------      --------------------      --------------------

    Net Cash Used in Investing Activities                     (1,377,558)                 (832,127)               (2,780,462)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                        3,288,949                   370,366                 9,857,068
 Proceeds from loans                                             191,181                   517,464                   886,903
 Repayment of loans                                              (74,999)                       --                   (78,954)
 Due from (to) related parties, net                             (361,449)                1,160,452                   984,180
                                                    --------------------      --------------------      --------------------

    Net Cash Provided by Financing Activities                  3,043,682                 2,048,282                11,649,197

(Decrease) Increase in Cash                                       (9,191)                   19,772                    49,862

Cash - Beginning of Year                                          59,053                    39,282                        --
                                                    --------------------      --------------------      --------------------

Cash - End of Year                                  $             49,862      $             59,053      $             49,862
                                                    ====================      ====================      ====================
Supplementary disclosure of Cash Flows Information:

Interest paid                                       $                 --      $                 --      $                 --
                                                    ====================      ====================      ====================

Income taxes paid                                   $                 --      $                 --      $                 --
                                                    ====================      ====================      ====================

Non-Cash Investing and Financing Transactions:
---------------------------------------------

Conversion of debt and related interest             $            224,819      $                 --      $            224,819
                                                    ====================      ====================      ====================

Conversion of advances to affiliate                 $            130,000      $            925,000      $          1,055,000
                                                    ====================      ====================      ====================

Offering costs satisfied by transfer of ATI stock   $           (125,000)     $                 --      $           (125,000)
                                                    ====================      ====================      ====================

In addition, see Note 3 for details related to the acquisition of ATI.







                  The accompanying notes are an integral part of these consolidated financial statements.

                                                            F-7

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NOTE 1 - BUSINESS AND REVERSE MERGER


Reverse Merger
--------------

On December 15, 2004 (the "Closing Date"), Advanced Technology Industries, Inc. ("ATI") consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDnetwork, Inc., a Delaware corporation ("LTDN"). LTDN and ATI collectively are referred to as "the Company".

LTDN and its wholly-owned Australian subsidiary LTDnetwork PTY LTD ("LTD PTY") are development stage companies and their efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. LTDN and LTDPTY, specialize in the development of innovative technologies, software and services for online e-tailers, advertising, media and marketing companies.

The acquisition was consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among ATI, LTDN and LTDN acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ATI ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among ATI, LTDN and Acquisition Sub. Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger, ATI issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 207,889 shares of Series A Convertible Preferred Stock, of ATI ("Series A Preferred Stock") and
(ii) warrants (the "Warrants") to purchase 473,350 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to 25% of the aggregate Warrants will expire on each of May 15, 2005, June 15, 2005, July 15, 2005 and August 15, 2005.

As part of the Merger, 10,394 shares of Series A Convertible Preferred Stock and 23,668 Warrants are being held in escrow pending the receipt by ATI's Chief Financial Officer, of a statement, certified by the accountants of LTDN, setting forth the amount of liabilities and cash on LTDN's balance sheet as of the Closing Date. If the difference between such cash and liabilities is less than such amount certified by LTDN's officers on the Closing Date, then based on such difference a certain number of the shares of Series A Convertible Preferred Stock held in escrow will be cancelled, and a number of additional newly issued Warrants equal to such cancelled shares of Series A Preferred Stock, all the remaining escrowed shares of Series A Convertible Preferred Stock not so cancelled and all the escrowed Warrants will be issued to the stockholders of LTDN. If the difference between such cash and liabilities is greater than the amount certified by LTDN's officers on the Closing Date, then based on such difference additional shares of Series A Preferred Stock will be issued to the stockholders of LTDN, a number of Warrants equal to such number of issued shares of Series A Convertible Preferred Stock will be cancelled and any remaining escrowed Warrants not so cancelled and all escrowed shares of Series A Convertible Preferred Stock will be issued to the stockholders of LTDN.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

Reverse Merger (Continued)
--------------

The terms of the Series A Convertible Preferred Stock provide that each share of Series A Convertible Preferred Stock will automatically convert into 400 shares of common stock, of ATI ("Common Stock") if the holders of Common Stock approve an amendment (the "Certificate of Incorporation Amendment") to ATI's certificate of incorporation to increase its authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. While the holders of Series A Convertible Preferred Stock can vote with the holders of Common Stock on all matters on an as converted basis, such holders of Series A Convertible Preferred Stock will not be entitled to vote on the approval of the Certificate of Incorporation Amendment. ATI intends to seek approval for the Certificate of Incorporation Amendment at a special meeting of the stockholders currently anticipated to be held in the third quarter of 2005. If the Certificate of Incorporation Amendment is approved, the shares of Preferred Stock will be automatically converted into an aggregate of 83,155,600 shares of Common Stock and the Warrants will be exercisable for an aggregate of 189,340,000 shares of Common Stock. Such amounts are subject to adjustment as described in the proceeding paragraph

ATI has agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock issued in the Merger within 90 days following the later (the "Trigger Date") of (a) the date the Certificate of Incorporation Amendment is filed with the Delaware Secretary of State and (b) the date ATI receives the audited financial statements of LTDN. In addition, ATI has agreed to use its reasonable efforts to cause such registration statement to be declared effective within 180 days of the Trigger Date. In the event that the Certificate of Incorporation Amendment is not filed by the later of (x) December 15, 2005 and (b) the date ATI receives the audited financial statements of LTDN, ATI has agreed to register the shares of Series A Preferred Stock issued in the Merger. ATI has agreed to keep any such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder, (b) the expiration of the period referred to in Rule 144(k) under the Securities Act and (c) two years from the effective date of such registration statement.

After the merger, ATI's President resigned as the President and as a member of the Board of Directors of ATI and the Board of Directors voted to expand the number of directors from 3 to 4. The Board of Directors appointed Allan Klepfisz, Chai Ong and Arie Baalbergen as directors, each to serve until the next annual meeting of ATI's stockholders. Each of Allan Klepfisz, Chai Ong and Arie Baalbergen are directors of LTDN. Immediately following the Merger, Allan Klepfisz was elected as the Chief Executive Officer and President of ATI.

Because the former stockholders of LTDN own a majority of the merged company and the LTDN management controls the Board of Directors of the merged company, this transaction has been accounted for as a reverse merger with LTDN as the acquirer of ATI (See Note 3). The accompanying consolidated financial statements of the Company reflect the historical results of LTDN, and the consolidated results of operations of ATI subsequent to the acquisition date of December 15, 2004.

The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed above.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

ORGANIZATION AND DESCRIPTION OF ATI
-----------------------------------

ATI was incorporated under the laws of the State of Delaware on October 25, 1999. ATI was organized to identify, assess and commercialize technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating in Russia, Germany and Israel. The Company is considered a development stage enterprise as defined in financial Accounting Standards Board ("FASB") Statement No. 7, Accounting and Reporting for Development Stage Companies. There is no assurance that commercially successful products will be developed, nor that the Company will achieve a profitable level of operations.

During December of 1999, ATI acquired all of the outstanding capital stock of Cetoni Umwelttechnologie Entwicklungs Gmbh ("Cetoni"), a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Cetoni is a development-stage company and as such has generated nominal revenue or no earnings from operations.

On August 22, 2000, ATI entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During June 2001, ATI acquired the remaining 51% interest in Nurescell AG and during July 2001, Nurescell AG changed its name to ATI Nuklear AG ("ATI Nuklear"). ATI Nuklear is a development-stage company focused on development of nuclear waste remediation technologies. Since inception, ATI Nuklear has had no revenues or earnings from operations.

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., ("Reseal") which was incorporated under the laws of the State of Delaware. Reseal is a development-stage company organized to commercialize its proprietary "resealable" packaging systems technology. Reseal, LTD has had no revenues or earnings from operations.

On December 13, 2004, ATI entered into, and consummated the acquisitions contemplated by, the Stock and Intellectual Property Purchase Agreement (the "Stock and Intellectual Property Purchase Agreement") with Alice Schlattl, Schlattl GBR, Claudia Schreiner, Susanne Schlattl and Ralph Schlattl. Pursuant to the Stock and Intellectual Property Purchase Agreement, ATI purchased (a) Alfa-Pro Products GmbH ("Alfa-Pro") from Alice Schlattl in consideration for 43,600 shares of Series A Preferred Stock and $90,000, such cash amount to be paid within 180 days of December 13, 2004, and (b) certain intellectual property rights from Schlattl GBR in consideration for 6,400 shares of Series A Preferred Stock. The Series A Preferred Stock issued in connection with this transaction is convertible into 20 million shares of Common Stock. As a result of the acquisition of Alfa-Pro and such intellectual property rights, ATI obtained the intellectual property rights to over 40 consumer products. Such products are in varying stages of the development process and none have yet been commercialized.

In connection with an oral agreement, ATI has agreed to acquire the rights to certain in-process technologies now held by a German Bank, for an estimated purchase price of $500,000 payable in cash and/or Common Stock. Management of ATI has indicated that this transaction is expected to close during the year ended December 31, 2005 although there is no assurance it will be consumated. During the year ended December 31, 2004, LTDN paid $352,089 to the German bank as part of this oral agreement.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

GOING-CONCERN AND MANAGEMENT'S PLAN
-----------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of December 31, 2004, the Company had an accumulated deficit since inception of $38,693,715 and a working capital deficiency and stockholder's deficiency of $8,764,720 and $7,827,631, respectively. In addition the Company is delinquent in paying its payroll taxes in Germany and Australia at December 31, 2004 in the amounts of approximately $199,800 and $218,400, respectively

Management's business plan will require additional financing.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2005. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. Between March 1, 2005 and May 18, 2005, the Company has raised from various financing sources approximately $900,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 12,857,142 shares of Common Stock.

Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of LDTN and its subsidiaries and ATI and all of its wholly-owned and its majority-owned subsidiaries commencing with the acquisition date of December 15, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates and under the cost method when the Company owns less than 20%. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings.

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

EQUITY METHOD OF ACCOUNTING FOR UNCONSOLIDATED AFFILIATES
---------------------------------------------------------

At December 31, 2004, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

                                                      %            Country of
                                                    Owned          Operations
                                                   -------         ----------

Flexitech, Ltd.                                     20.00%           Israel
Pirocat, Ltd.                                       20.00%           Israel
Sibconvers                                          50.00%           Russia
Container Engineering, Ltd                          50.00%           Russia

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies. The Company's carrying values in these equity-method investments is zero as of December 31, 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The recorded carrying values of accounts receivable, accounts payable and other long-term obligations approximate the fair value of such financial instruments.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2004.

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

RESEARCH AND DEVELOPMENT
------------------------

In accordance with SFAS No. 2 "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with the merger of ATI and LTDN, $23,224,695 was allocated to in-process research and development costs and was charged to R&D costs during the period ended December 31, 2004.

CAPITALIZED SOFTWARE
--------------------

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE (CONTINUED)
--------------------

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value.

Amounts capitalized by LTDN during the years ended December 31, 2004 and 2003 totaled $249,558 and $229,819 respectively. There was no amortization expense for the years ended December 31, 2004 and 2003 as the software product was not placed into use as of December 31, 2004.

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

Accumulated other comprehensive loss, at December 31, 2004, consists of foreign currency translation adjustments in the amount of $433,723.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)
------------------------

The additional disclosures required by SFAS No. 148 are as follows:


                                                                       For the Years
                                                                          Ended
                                                                       December 31,
                                                                    2004          2003
                                                                ------------   ------------

Net loss, as reported                                           $(28,547,734)  $ (2,459,819)
Add: tock -based employee compensation expense
      Included in reported loss                                           --            --

Less: Total stock-based employee compensation expense
      determined under the fair value-based method of
      all awards                                                          --            --
                                                                ------------   ------------

Proforma net loss                                               $(28,547,734)  $ (2,459,819)
                                                                ============   ============
Net loss per basic and diluted shares:
           As reported                                          $       (.52)  $       (.06)
                                                                ============   ============
           Proforma                                             $       (.38)  $       (.06)
                                                                ============   ============

TRANSLATION OF FOREIGN CURRENCIES
---------------------------------

The U.S. dollar is the functional currency for all of the Company's businesses, except its operations in Australia and Europe. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each period presented, and revenues and expenses are translated at average exchange rates during the period presented. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of equity.

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

Common stock equivalents, consisting of convertible debt, convertible preferred stock, options and warrants, discussed in Note 8, were not included in the calculation of diluted loss per share because their inclusion would have had been anti-dilutive.

Basic and diluted loss per share have been calculated assuming the Series A Convertible Preferred Stock has been converted under the "if converted method". This was because each share of Series A Convertible Preferred Stock automatically converts into 400 shares of common stock upon the increase in authorized common shares to 500 million. The Company believes that it has the requisite votes to ratify this amendment.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS SEGMENT
----------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in three geographic segments (see Note 10).

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's fiscal year following December 15, 2005 (January 1, 2006). The adoption of SFAS No. 123R will have no effect on the Company's consolidated cash flows or financial position but will have an adverse effect on the Company's consolidated results of operations.

In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
-----------------------------

In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on the Company's calculation of EPS.

In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on the Company's calculation of EPS.

NOTE 3 - MERGER AND CONVERSION AGREEMENT

MERGER AGREEMENT - LTDN
-----------------------

On December 15, 2004, ATI consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDN, through a Merger transaction discussed in Note 1.

Immediately after the merger, the stockholders of LTDN controlled a majority of the merged company's voting securities and LTDN management controlled the board of directors of the merged company. Accordingly, LTDN is considered to be the accounting acquirer in the transaction.

The total consideration for the acquisition of the ATI equity securities was determined as follows:

                                                   No. of Shares       Amount
                                                  ---------------   ------------
Value of ATI common stock                              83,931,775    $12,589,766
Value of ATI preferred stock, based upon a
  conversion rate of 400 to 1 conversion rate          20,000,000      3,000,000
Value of ATI options/warrants                          15,589,766        351,889

          Total Purchase Price                                       $15,941,655

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERGER AND CONVERSION AGREEMENT (CONTINUED)

MERGER AGREEMENT - LTDN (CONTINUED)
-----------------------

The fair value used to value the ATI common stock was based on the quoted market price of ATI's common stock at the time the merger transaction was announced.

The fair value of the ATI options/warrants was determined using the Black-Scholes valuation model. To determine the fair value of these options/warrants, the following assumptions were used: expected volatility of 127.33%, risk-free interest rate of 3.250%, and expected life of four to ten years.

Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to ATI's net tangible and intangible assets based as follows:

Prepaid expenses and other current assets                        $    67,589
Property and equipment, net                                           52,166
Note receivable-Related Party                                        229,640
Due from related parties                                              59,946
Loans and notes payable                                             (549,999)
Accrued liabilities                                               (5,584,825)
Advances from LTDN                                                (1,388,619)
Due to related parties                                              (168,938)
Acquired in-process technology                                    23,224,695
Equity securities issued                                         (15,941,655)
                                                                 ------------
Net Cash                                                         $        --
                                                                 ============

The amount allocated to acquired in-process technology of $23,224,695 has been expensed as a charge against operations and is included in the accompanying consolidated statement of operations for the year ended December 31, 2004. The amount allocated to acquired in-process technology relates to products that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. These products require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these products will reach technological feasibility or develop into products that may be sold by the Company. The acquired in-process technology has required, and may require substantial development by the Company.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERGER AND CONVERSION AGREEMENT (CONTINUED)

MERGER AGREEMENT - LTDN (CONTINUED)
-----------------------

The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods; it is not necessarily indicative of results that may occur in the future.

                                                          PRO FORMA
                                                         (UNAUDITED)
                                                    YEAR ENDED DECEMBER 31,
                                                     2004            2003
                                                 -------------   ------------
Revenue........................................  $         --    $         --
                                                 =============   ============
Net loss                                         $ (34,909,312)  $ (6,316,748)
                                                 =============   ============
Loss per share.................................  $       ($.23)  $       (.04)
                                                 =============   ============

Prior to the Merger, LTDN advanced monies to ATI to be used for working capital purposes. Loans made by LTDN to ATI for the years ended December 31, 2004, 2003, and 2002 totaled $1,428,000, $720,566, and $295,053, respectively. During the years ended December 31, 2004 and 2003, LTDN converted $130,000, and $925,000 respectively of such loans into 1,300,000, and 9,250,000 respectively, of shares of common stock of ATI. LDTN accounted for their interests in ATI's common shares under the cost method since LTDN at any point in time prior to December 15, 2004 did not own more than 20% of ATI's equity securities.

In 2003, 1,600,000 ATI common shares owned by LTDN were sold resulting in proceeds of $160,000.

In 2003, 2,300,000 ATI common shares owned by LTDN were transferred to consultants in connection with consulting services valued at $230,000.

In 2004, 3,000,000 ATI common shares owned by LTDN were sold to stockholders of LTDN in connection with the purchase of shares of stocks of LTDN. The value allocated to the ATI shares was $300,000.

In 2004, 2,400,000 ATI common shares owned by LTDN were transferred to consultants in connection with consulting services valued at $240,000.

In 2004, 1,250,000 ATI common shares owned by LTDN were transferred to finders valued at $125,000 in connection with the sale of LTDN common stock.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

Equipment at December 31, 2004 consisted of the following:


 Office furniture and fixtures                                    $     47,190
 Purchased software                                                    172,053
 Computer hardware                                                     173,922
 Assets acquired in merger                                              52,166
                                                                  ------------
                                                                       445,331
 Less: Accumulated depreciation                                       (327,069)
                                                                  ------------
                                                                  $    118,262
                                                                  ============

Depreciation expense for the years ended December 31, 2004 and 2003, amounted to $31,089 and $62,151, respectively.

NOTE 5 - LOANS AND NOTES PAYABLE

During June 2001, ATI borrowed $260,000 from an individual and issued a promissory note, which was due in six months and provides for interest at the rate of 1% per month. This loan is still owed at December 31, 2004.
Also on July 13, 2001, an officer of ATI advanced $10,000 pursuant to a promissory note, which was due in three months and provides for interest at the rate of 1% per month. The officer has agreed to extend the due date to June 15, 2005, with no additional consideration.

On November 27, 2001, ATI borrowed $10,000 from an individual and issued a promissory note that is due in 90 days and provides for interest at the rate of 1% per month. The loan's maturity date was extended to May 27, 2002. ATI is in default under the note.

During October 2002, ATI received an advance of $120,000 from an individual, payable on demand. The loan accrues interest at 10% per annum.

As of December 31, 2004, LTDN has loans outstanding payable to five unrelated parties which aggregate $613,517. These loans are all payable on demand and do not provide for interest.

In 2004, an investor converted a $190,080 advance plus accrued interest of $34,738 into 2,053 shares of ATI's Series A Preferred Stock.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LOANS AND NOTES PAYABLE - RELATED PARTIES

As of December 31, 2004, the remaining promissory notes from a year 2000 private placement by ATI was $150,000. Interest on such debt securities is at the rate of 1% per month cumulative. ATI has the option to pay the interest in cash or restricted stock. If the option is exercised by ATI to pay the interest in stock, the number of shares to be delivered to the lender will be determined by multiplying (i) the average closing bid price of the stock for the five trading days prior to the maturity date by (ii) 85% and dividing the interest due by the resulting multiple. The price per share for purposes of computing the conversion ratio is $0.25 per share. The maturity date of the remaining promissory notes, totaling $150,000, was extended to August 11, 2005.

As of December 31, 2004, LTDN owed its CEO $1,020,719 related to advances made by the CEO over the three years ended December 31, 2004. These advances are payable on demand and do not provide for interest.

As of December 31, 2004, ATI has outstanding obligations payable to four related parties totaling $168,938. These loans are payable on demand and do not provide for interest.

NOTE 7 - INCOME TAXES

There is no provision for income taxes for the years ended December 31, 2004 and 2003, as a result of net operating losses incurred during those years.

The net operating losses of LTDN from October 1, 1999 ("Inception") to December 31, 2004 approximated 15.5 million. Substantially all of these losses are related to LTDN's operations in Australia and these net operating losses may not be used to offset future taxable income in the United States and utilization of this carryover is dependent upon future income earned by LTDN. The tax benefit of LTDN net operating loss has been fully reserved by a valuation allowance of approximately $5.3 million.

As of December 31, 2004, ATI had available approximately $11.9 million of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The net operating losses from December 31, 1999, 2000, 2001, 2002, 2003 and 2004 expire in the years 2019, 2020, 2021,
2022, 2023 and 2024, respectively. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of NOL carryforwards in the event of an ownership change. ATI's foreign subsidiary has a net operating loss carryforward of approximately $$8.5 million. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary. The tax benefit of ATI's net operating losses and temporary differences related to stock-based compensation has been fully reserved by a valuation allowance.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONTINUED)

A reconciliation between the statutory federal income tax rate (34%) and the LTDN's effective rate is as follows:


                                                       For the Years Ended
                                                          December 31,
                                                     -----------------------
                                                        2004         2003
                                                     ----------   ----------

Federal statutory rate                                   (34)%        (34)%
Unutilized foreign losses                                  6 %         34 %
Permanent difference In process research
     and development charge                               28 %         --
                                                     ----------   ----------

  Effective rate                                          -0-%        -0- %
                                                     ==========   ==========

NOTE 8 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value - $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. At December 31, 2004, 257,889 shares of Series A Preferred Stock have been issued (See Note 1).

WARRANTS
--------

At December 31, 2004, there were warrants outstanding to purchase 1,000,000 shares of the Company's common stock at $0.165 per share that expire on December 19, 2008 and there were Warrants outstanding to purchase 473,350 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to 25% of the aggregate Warrants will expire on each of May 15, 2005, June 15, 2005, July 15, 2005 and August 15, 2005. The Warrants were issued to the stockholders of LTDN in connection with the Merger (Note 1).

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY

STOCK OPTION PLANS
------------------

On October 26, 2000, the Board of Directors adopted the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("Plan"). On that date, the Board, which is the Plan Administrator under the Plan, awarded employees and officers' incentive stock options to purchase 470,000 shares of common stock. In addition, consultants and advisors were awarded non-qualified stock options to purchase a total of 615,000 shares. All of the options have an exercise price of $.343 per share, which was the closing price of the common stock on October 25, 2000.

During 2002, the Board of Directors and the majority shareholders amended the Plan to increase the number of shares that are subject to Incentive Stock Options, from 3,000,000 to 5,000,000.

                                                                                              Weighted
                                                              Weighted                        Average
                                              Incentive        Average       Non-Qualified    Exercise
                                            Stock Options   Exercise Price   Stock Options     Price
                                            -------------   --------------   -------------   ----------
Outstanding - 01/01/03                            470,000              .34         943,672          .42

Options granted - 2003:
  In the plan                                          --               --              --           --
Options granted - 2003:
  Outside the option plan                              --               --              --           --
Options expired/cancelled:
  Outside the plan                                     --               --              --           --
Options exercised
  Outside the plan                                     --               --              --           --
                                            -------------    -------------   -------------   ----------
Outstanding 12/31/03                              470,000              .34         943,672           42
                                            =============    =============   =============   ==========




              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)
------------------

                                                                                          Weighted
                                                           Weighted                       Average
                                          Incentive        Average       Non-Qualified    Exercise
                                        Stock Options   Exercise Price   Stock Options     Price
                                        -------------   --------------   -------------   ----------

 Outstanding - 12/31/03                       470,000              .34         943,672           42

 Options granted - 2004:
   In the plan                                     --              --              --           --
 Options granted - 2004:
   Outside the option plan                         --              --         937,777          .22
 Options expired/cancelled:
   In  the plan                                    --              --        (638,672)         .34
 Options exercised
   Outside the plan                                --              --              --           --
                                        -------------   -------------   -------------   ----------
                                              470,000             .34       1,242,777          .28
                                        =============   =============   =============   ==========

 Composition at 12/31/04:
 ------------------------
 2000 stock option plan                       470,000   $        . 34         305,000          .54
 Options granted outside the plan                  --              --         937,777          .22
                                        -------------   -------------   -------------   ----------
 Outstanding - 12/31/04                       470,000   $         .34       1,242,777   $      .30
                                        =============   =============   =============   ==========

 Total Number and Exercisable Value Price     470,000   $     159,800       1,242,777   $  372,280
                                        =============   =============   =============   ==========
 Total Number and Exercisable Value           470,000   $     159,800       1,242,777   $  372,280
                                        =============   =============   =============   ==========

EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

  Options to purchase common stock                                     1,712,777
  Warrants to purchase common stock                                    1,000,000
  Convertible preferred stock                                        103,155,000
  Warrants to purchase convertible preferred stock                   189,340,000
                                                                     -----------
        Total as of December 31, 2004                                295,207,777
                                                                     ===========

        Substantial and potential issuances after December 31, 2004:

  Shares of common stock sold to investors                             1,500,000
  Warrants to purchase common stock                                   12,857,142
  Shares of Common Stock issuable under settlement agreement           1,692,388
  Shares of convertible preferred stock under settlement
    agreement                                                             10,536
  Shares of common stock issued to officers                              904,763
  Shares of convertible preferred stock issued
      (10,911 shares x 400)                                            4,364,400

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND OTHER MATTERS

CONSULTING AGREEMENT - ERBC
---------------------------

By letter dated June 1, 1996, ATI engaged ERBC Holdings, LTD ("ERBC"), a related party, as a consultant for a one-year period to undertake all aspects of ATI's operations in Russia. Pursuant to the letter agreement, ATI agreed to pay ERBC a fee of $115,000 for the year during which it had been engaged. During June 1997, ATI renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, ATI renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it had been engaged. Commencing in 2001, fees under the consulting agreement are $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Common Stock . Included in accrued liabilities as of December 31, 2004 is $1,015,176 related to this agreement. Subsequent to December 31, 2004, the balance outstanding under this agreement was converted into 1,692,388 shares of Common Stock and 10,536 shares of Series A Convertible Preferred Stock (See Note 11).

RUSSIAN CONTRACTS FOR RESEARCH AND DEVELOPMENT
----------------------------------------------

ATI is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by ATI from Nurescell for a total price of $985,000. As of December 31, 2004, the Company paid $100,000 under this agreement. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

ATI is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. As a continued result of limited funding, no services have been performed under this agreement to date.

FACILITIES RENT
---------------

ATI and LTDN rent facilities under month-to-month rental agreements. Rent expense for LTDN facilities for the years ended December 31, 2004 and 2003 amounted to $82,910 and $110,421, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

LEGAL DISPUTES
--------------

During the quarter ended June 30, 2003, ATI was notified that Dr. Jurgen Lempert intended to commence legal proceeding against ATI relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect $69,629. As of December 31, 2004, the Company has accrued such amounts.

A noteholder has threatened to sue ATI for repayment of an outstanding note. To date, ATI has not been served with a lawsuit. In the event the noteholder does sue ATI, ATI believes it has sufficient defenses and intends to vigorously defend itself against such claims.

James Cassidy and TPG Capital have filed for arbitration against ATI regarding a purported reset provision in an agreement entered into during 1999. TPG believes it is entitled to receive an additional 1,465,671 shares of Common Stock under an agreement previously executed between the parties. Should litigation arise, the Company believes that it has sufficient defenses and intends to vigorously defend itself against such claims.

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, initiated legal proceedings against ATI for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect $67,808. As of December 31, 2004, the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect $197,486. At December 31, 2004, the Company has accrued such amounts. Mr. Goerke has filed for a lien against certain assets of Cetoni.

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


NOTE 9 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

LIEN ON STAR CAN PATENTS
------------------------

During June 2003, the Company became aware that a lien had been placed against the patents relating to the resealable can by Paxsys Ltd., a Bermuda corporation, in connection with a failed financing. The Company disputes the validity of the claim and intends to take vigorous action to remedy the situation and have the lien removed.

SETTLEMENT AGREEMENT
--------------------

On June 15, 2004, ATI entered into a settlement agreement with a law firm previously engaged by ATI in connection with the settlement of various claims between such parties. Such claims included a claim by such law firm that ATI owed such law firm approximately $721,000 for legal services and interest on the outstanding amount. Pursuant to such settlement agreement each party provided the other with a general release for all claims arising prior to the date of such settlement agreement and ATI agreed to issue to such law firm 2,250,000 shares of Common Stock.

Shares issued under these arrangements were valued at $405,000. As part of the settlement agreement, the law firm was entitled to penalty shares in the event certain shares were not registered on Form S-8 by July 1, 2004. As such, the law firm received 65,590 shares of restricted common stock as a penalty. The Settlement Agreement allows for a period of one year, for a repricing of shares in the event that the common stock trades below a price of $0.12 per share for a period of 30 consecutive days. In the event that the repricing is triggered, additional shares of Common Stock would be issuable as detailed in the Settlement Agreement.

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

The Company has three geographic reportable segments: United States of America (U.S.A.), Australia and Germany. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on net income (loss).

Segment results for the year ended December 31, 2004 and 2003 are as follows:


2004:
-----
                          U.S.A.       Australia       Germany     Eliminations      Total
                      ------------   ------------   ------------   ------------   ------------

Net Loss              $         --   $ (5,323,039)  $(23,224,695)  $         --   $(28,547,734)
                      ============   ============   ============   ============   ============
Depreciation and
  amortization        $         --   $     31,089   $         --   $         --   $     31,089
                      ============   ============   ============   ============   ============
Identifiable Assets   $    289,586   $    808,004   $    118,050   $         --   $  1,215,640
                      ============   ============   ============   ============   ============

2003:
-----

Net Loss              $         --   $ (2,459,234)  $         --   $         --   $ (2,459,234)
                      ============   ============   ============   ============   ============
Depreciation and
  amortization        $         --   $     62,151   $         --   $         --   $     62,151
                      ============   ============   ============   ============   ============


                                                     F-29

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SUBSEQUENT EVENTS

SUBSEQUENT STOCK ISSUANCES

DEBT ISSUANCES
--------------

Between March 1, 2005 and May 18, 2005, the Company has raised from various financing sources approximately $900,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 12,857,142 shares of Common Stock.

The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. If the Certificate of Incorporation Amendment is approved, and after such approval, the Debentures will be convertible, at the holder's option, into shares of Common Stock. If the Certificate of Incorporation Amendment is not approved by July 1, 2005, the holder of the Debentures will be entitled to require the Company to redeem the Debentures held by such holder at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. If such approval is obtained, the Debentures will become convertible as described above at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

SUBSEQUENT STOCK ISSUANCES (CONTINUED)

DEBT ISSUANCES (CONTINUED)
--------------

Each Debenture Warrant is exercisable during the period from the approval of the Certificate of Incorporation Amendment until the second anniversary of the effective date of the registration statement described below. The Debenture Warrants are exercisable at $0.10 per share, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. If the average of the closing bid prices of the Common Stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of the Common Stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each Debenture Warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from the Company that such average price and closing bid prices have occurred, the exercise price for such Debenture Warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs). Holders of Debenture Warrants are entitled to effect a cashless exercise of the Debenture Warrants if the registration statement (as described below) has not been declared effective prior the first anniversary of the issuance of the Debenture Warrants.

The Company has agreed to file a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to pay the holder of the Debentures certain liquidated damages in the event that such registration statement is not filed by May 31, 2005 or is not declared effective by July 1, 2005 or the effectiveness of such registration statement is subsequently suspended for more than certain permitted periods.

COMMON STOCK ISSUANCES
----------------------

During February 2005, the Company issued to the President and Chief Financial Officer of the Company 523,811 shares of Company Common Stock as a bonus valued at $78,571.

During February 2005, the Company issued to a Director of the Company 380,952 shares of the Company's Common Stock as a bonus valued at $57,142.

During April 2005, the Company issued 375 shares of Series A Convertible Preferred Stock, valued at $22,500, to a party as a finders fee relating to financings the Company entered into during the first quarter of 2005.

During April 2005, the Company issued to several investors 1,500,000 shares of the Company's Common Stock for $125,000.