Form 10QSB
period 2005-03-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-06-23
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                  -----------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2005

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

                                  212-532-2736
                          (Issuer's telephone number)


                            (Former name of Issuer)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of June 20, 2005 was 89,342,820.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                                 March 31, 2005

                                                                       Page Nos.
                                                                       --------

PART I - FINANCIAL INFORMATION

  ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                          2
      At March 31, 2005

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)               3
      For the Three Months Ended March 31, 2005 and 2004
      For the Period from Inception (October 1, 1999) to
        March 31, 2005

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
      DEFICIENCY (UNAUDITED)
      For the Three Months Ended March 31, 2005                            4-5

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      For the Three Months Ended March 31, 2005 and 2004
      For the Period from Inception (October 1, 1999) to
        March 31, 2005                                                     6-7

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)       8-28

  ITEM 2 - PLAN OF OPERATION                                                 29

  ITEM 3 - CONTROLS AND PROCEDURES                                           30


PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                                 32

  ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES          33

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   33

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               33

  ITEM 5 - OTHER INFORMATION                                                 33

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  33

  SIGNATURES AND REQUIRED CERTIFICATIONS                                     36

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005
                                  (Unaudited)


                                    ASSETS
                                    ------


Current Assets:
  Cash and cash equivalents                                        $     45,556
  Prepaid expenses and other current assets                             231,067
                                                                   ------------

          Total Current Assets                                          276,623

Property and equipment, net                                             102,609

Note receivable                                                         229,640

Deferred financing costs, net                                            21,307

Other assets                                                             14,458

Capitalized software                                                    525,705

Due from related parties                                                 96,145
                                                                   ------------

          TOTAL ASSETS                                             $  1,266,487
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Loans payable                                                    $  1,007,065
  Convertible debentures (net of debt discount of $141,667)               8,333
  Notes payable - related party                                         150,000
  Accrued liabilities, including $348,177 due to
    related parties                                                   5,894,099
  Due to related parties                                              1,187,417
                                                                   ------------

          TOTAL LIABILITIES                                           8,246,914
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value; 1,000,000 shares
    authorized; 268,752 shares issued and outstanding                       217
  Common stock - $.0001 par value; 100,000,000 shares
    authorized; 87,766,426 shares issued and outstanding                  8,776
  Additional paid-in capital                                         32,754,768
  Accumulated other comprehensive loss                                 (273,384)
  Deficit accumulated during the development stage                  (39,470,804)
                                                                   ------------

          TOTAL STOCKHOLDERS' DEFICIENCY                             (6,980,427)
                                                                   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $  1,266,487
                                                                   ============


See notes to condensed consolidated financial statements.

                          ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                                       For the Period
                                              For the Three Months Ended               From Inception
                                                      March 31,                       (October 1, 1999)
                                    --------------------------------------------          Through
                                           2005                      2004              March 31, 2005
                                    --------------------    --------------------    --------------------
REVENUES                            $                 --    $                 --    $              9,862
                                    --------------------    --------------------    --------------------

COSTS AND EXPENSES:
  Research and development                       126,694                 139,562               1,485,896
  In-process research and
    development                                       --                      --              23,224,695
  Compensatory element of stock
    issuances pursuant to
    consulting, professional
    and other agreements                         194,213                 329,990               5,595,477
  Consulting fees                                 42,556                 124,293               2,337,767
  Other general and
    administrative expenses                      304,107                 130,065               6,236,016
  Depreciation and amortization
    expense                                       15,052                   7,772                 272,785
  Interest and amortization of
    debt issuance costs                           67,190                   3,686                 184,315
  Other expenses                                  27,277                   8,222                 143,715
                                    --------------------    --------------------    --------------------

       TOTAL COSTS AND EXPENSES                  777,089                 743,590              39,480,666
                                    --------------------    --------------------    --------------------

NET LOSS                            $           (777,089)   $           (743,590)   $        (39,470,804)
                                    ====================    ====================    ====================

Basic and diluted loss per
  common share                      $              (0.00)   $              (0.02)
                                    ====================    ====================
Weighted average shares used in
  basic and diluted loss per
  common share                               187,563,750              38,694,736
                                    ====================    ====================


See notes to condensed consolidated financial statements.

                                                   3

                          ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)

                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                 FROM JANUARY 1, 2005 TO MARCH 31, 2005
                                               (Unaudited)


                                             Common Stock             Preferred Stock        Additional
                                        -----------------------   -----------------------     Paid-in
                                          Shares       Amount       Shares       Amount       Capital
                                        ----------   ----------   ----------   ----------   -----------

Balance - January 1, 2005               83,931,775   $    8,393      257,889   $      205   $31,291,209

Issuance of stock on conversion
  of accrued expense ($.17)              1,692,388          169           --           --       287,537
Issuance of stock on conversion
  of accrued expense ($68.75)                   --           --       10,538           11       727,459
Issuance of stock for
  compensation ($.15)                      523,811           52           --           --        78,519
Issuance of stock for
  compensation ($.15)                      380,952           38           --           --        57,104
Issuance of stock for consulting
  fees ($69.23)                                 --           --          325            1        22,499
Issuance of stock for consulting
  fees ($.19)                              187,500           19           --           --        35,981
Issuance of common stock for
  cash ($.10)                              500,000           50           --           --        49,950
Issuance of common stock for
  cash ($.10)                              250,000           25           --           --        24,975
Issuance of common stock for
  cash ($.099)                             300,000           30           --           --        29,535
Value assigned to warrants issued
  with convertible debentures                   --           --           --           --        41,729
Value assigned to beneficial
  conversions                                   --           --           --           --       108,271

Comprehensive Income:
  Net loss                                      --           --           --           --            --
  Foreign currency translation
    adjustment                                  --           --           --           --            --
                                        ----------   ----------   ----------   ----------   -----------

Balance - March 31, 2005                87,766,426   $    8,776      268,752   $      217   $32,754,768
                                        ==========   ==========   ==========   ==========   ===========


The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed in Note 1.


See notes to condensed consolidated financial statements.




                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)

                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                   FROM JANUARY 1, 2005 TO MARCH 31, 2005
                                                 (Unaudited)


                                                         Accumulated
                                          Accumulated      Deficit
                                             Other        During the       Total
                                             Income      Development    Stockholders'  Comprehensive
                                             (Loss)         Stage        Deficiency        Loss
                                          ------------   ------------   ------------   -------------
Balance - January 1, 2005                 $   (433,723)  $(38,693,715)  $ (7,827,631)  $         --

Issuance of stock on conversion
  of accrued expense ($.17)                         --             --        287,706             --
Issuance of stock on conversion
  of accrued expense ($68.75)                       --             --        727,470             --
Issuance of stock for
  compensation ($.15)                               --             --         78,571             --
Issuance of stock for
  compensation ($.15)                               --             --         57,142             --
Issuance of stock for consulting
  fees ($69.23)                                     --             --         22,500             --
Issuance of stock for consulting
  fees ($.19)                                       --             --         36,000             --
Issuance of common stock for
  cash ($.10)                                       --             --         50,000             --
Issuance of common stock for
  cash ($.10)                                       --             --         25,000             --
Issuance of common stock for
  cash ($.099)                                      --             --         29,565             --
Value assigned to warrants issued
  with convertible debentures                       --             --         41,729             --
Value assigned to beneficial
  conversions                                       --             --        108,271             --

Comprehensive Income:
  Net loss                                          --       (777,089)      (777,089)      (777,089)
  Foreign currency translation
    adjustment                                 160,339             --        160,339        160,339
                                          ------------   ------------   ------------   ------------

Balance - March 31, 2005                  $   (273,384)  $(39,470,804)  $ (6,980,427)  $   (616,750)
                                          ============   ============   ============   ============


The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed in Note 1.


See notes to condensed consolidated financial statements.




                            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                         For the Period
                                                         For the Three Months Ended      From Inception
                                                                   March 31,            (October 1, 1999)
                                                        ----------------------------        Through
                                                            2005            2004         March 31, 2005
                                                        ------------    ------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $   (777,089)   $   (743,590)     $(39,470,804)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Acquired-in process technology                              --              --        23,224,695
      Stock-based compensation                               194,213         329,990         5,595,477
      Depreciation and amortization                           15,052           7,772           272,785
      Non-cash charges for consulting services                    --              --           470,000
      Amortization of debt discount                            8,333              --             8,333
      Write-off of fixed assets                                   --              --            11,068
  Changes in Operating Assets and Liabilities:
    Prepaid expenses and other current assets                 (2,378)         (9,450)         (163,478)
    Other assets                                                 461         (13,205)          (12,744)
    Accrued liabilities                                      371,426         (45,838)        1,055,813
                                                        ------------    ------------      ------------

    Net Cash Used in Operating Activities                   (189,982)       (474,431)       (9,008,855)
                                                        ------------    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of ATI stock                                 --              --           460,000
  Capitalized software                                       (46,329)        (87,393)         (525,705)
  Advances to ATI prior to merger                                 --          (8,257)       (2,443,619)
  Capital expenditures                                            --              --          (317,467)
                                                        ------------    ------------      ------------
    Net Cash Used in Investing Activities                    (46,329)        (95,650)       (2,826,791)
                                                        ------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     104,565              --         9,961,633
  Capitalized financing costs                                (22,560)             --           (22,560)
  Proceeds from convertible debentures                       150,000              --           150,000
  Proceeds from loans                                             --              --           886,903
  Repayment of loans                                              --        (312,348)          (78,954)
  Due from (to) related parties, net                              --         878,524           984,180
                                                        ------------    ------------      ------------

    Net Cash Provided by Financing Activities                232,005         566,176        11,881,202
                                                        ------------    ------------      ------------

(Decrease) Increase in Cash                                   (4,306)         (3,905)           45,556

Cash - Beginning of Period                                    49,862          59,053                --
                                                        ------------    ------------      ------------

Cash - End of Period                                    $     45,556    $     55,148      $         --
                                                        ============    ============      ============


See notes to condensed consolidated financial statements.




                            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                         For the Period
                                                         For the Three Months Ended      From Inception
                                                                   March 31,            (October 1, 1999)
                                                        ----------------------------        Through
                                                            2005            2004         March 31, 2005
                                                        ------------    ------------    ----------------

Supplementary disclosure of Cash Flows Information:

  Interest paid                                         $         --    $         --      $         --
                                                        ============    ============      ============

  Income taxes paid                                     $         --    $         --      $         --
                                                        ============    ============      ============


Non-Cash Investing and Financing Transactions:
---------------------------------------------

  Conversion of debt and related interest               $         --    $         --      $    224,819
                                                        ============    ============      ============

  Value allocated to debt discount related to
    convertible debentures                              $    150,000    $         --      $    150,000
                                                        ============    ============      ============

  Conversion of advances to affiliate                   $         --    $         --      $  1,055,000
                                                        ============    ============      ============

  Offering costs satisfied by transfer of ATI stock     $         --    $         --      $   (125,000)
                                                        ============    ============      ============

  Conversion of accrued expenses to ATI stock           $  1,015,176    $         --      $         --
                                                        ============    ============      ============


In addition, see Note 3 for details related to the acquisition of ATI.


See notes to condensed consolidated financial statements.

                                                   7

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

LTDN and its wholly-owned Australian subsidiary LTDnetwork PTY LTD ("LTD PTY") are development stage companies and their efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. LTDN and LTD PTY, specialize in the development of innovative technologies, software and services for online e-tailers, advertising, media and marketing companies.

The acquisition was consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among ATI, LTDN and LTDN Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ATI ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among ATI, LTDN and Acquisition Sub. Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger, ATI issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 207,889 shares of Series A Preferred Stock, of ATI ("Series A Preferred Stock") and (ii) warrants (the "Warrants") to purchase 473,350 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to 25% of the aggregate Warrants will expire on each of May 15, 2005, June 15, 2005, July 15, 2005 and August 15, 2005.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

Reverse Merger (Continued)
--------------

The terms of the Series A Preferred Stock provide that each share of Series A Preferred Stock will automatically convert into 400 shares of common stock, of ATI ("Common Stock") if the holders of Common Stock approve an amendment (the "Certificate of Incorporation Amendment") to ATI's certificate of incorporation to increase its authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. While the holders of Series A Preferred Stock can vote with the holders of Common Stock on all matters on an as converted basis, such holders of Series A Preferred Stock will not be entitled to vote on the approval of the Certificate of Incorporation Amendment. ATI intends to seek approval for the Certificate of Incorporation Amendment at a special meeting of the stockholders currently anticipated to be held in the third quarter of 2005. If the Certificate of Incorporation Amendment is approved, the shares of Series A Preferred Stock will be automatically converted into an aggregate of 83,155,600 shares of Common Stock and the Warrants will be exercisable for an aggregate of 189,340,000 shares of Common Stock. Such amounts are subject to adjustment as described in the proceeding paragraph

ATI has agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the Merger within 90 days following the later (the "Trigger Date") of (a) the date the Certificate of Incorporation Amendment is filed with the Delaware Secretary of State and (b) the date ATI receives the audited financial statements of LTDN. In addition, ATI has agreed to use its reasonable efforts to cause such registration statement to be declared effective within 180 days of the Trigger Date. In the event that the Certificate of Incorporation Amendment is not filed by the later of (x) December 15, 2005 and (b) the date ATI receives the audited financial statements of LTDN, ATI has agreed to register the shares of Series A Preferred Stock issued in the Merger. ATI has agreed to keep any such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder,
(b) the expiration of the period referred to in Rule 144(k) under the Securities Act and (c) two years from the effective date of such registration statement.


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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

ORGANIZATION AND DESCRIPTION OF ATI
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004.

GOING-CONCERN AND MANAGEMENT'S PLAN
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of March 31, 2005, the Company had an accumulated deficit since inception of $39,470,805 and a working capital deficiency and stockholder's deficiency of $7,970,294 and $6,980,427, respectively. In addition the Company is delinquent in paying its payroll taxes in Germany and Australia at March 31, 2005 in the amounts of approximately $199,800 and $218,400, respectively

Management's business plan will require additional financing.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

GOING-CONCERN AND MANAGEMENT'S PLAN (CONTINUED)
-----------------------------------

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2005. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. Between March 1, 2005 and June 21, 2005, the Company has raised from various financing sources approximately $900,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 12,857,142 shares of Common Stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

The unaudited condensed consolidated financial statements include the accounts of LTDN and its subsidiaries and ATI and all of its wholly-owned and its majority-owned subsidiaries commencing with the acquisition date of December 15, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates and under the cost method when the Company owns less than 20%. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUITY METHOD OF ACCOUNTING FOR UNCONSOLIDATED AFFILIATES
---------------------------------------------------------

At March 31, 2005, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

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

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies. The Company's carrying values in these equity-method investments is zero as of March 31, 2005.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE
--------------------

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detailed program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

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

Amounts capitalized by LTDN during the three months ended March 31, 2005 and 2004 totaled $46,329 and $87,393 respectively. There was no amortization expense for the three months ended March 31, 2005 and 2004 as the software product was not placed into use as of March 31, 2005.

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

Accumulated other comprehensive loss, at March 31, 2005, consists of foreign currency translation adjustments in the amount of $273,384.

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

The additional disclosures required by SFAS No. 148 are as follows:

                                                      For the Three Months
                                                             Ended
                                                            March 31,
                                                   ---------------------------
                                                       2005           2004
                                                   ------------   ------------

Net loss, as reported                              $   (777,089)  $   (743,590)
Add: Stock -based employee compensation
       expense included in reported loss                     --             --

Less: Total stock-based employee compensation
        expense determined under the fair value
        -based method of all awards                          --             --
                                                   ------------   ------------

Proforma net loss                                  $   (777,089)  $   (743,590)
                                                   ============   ============
Net loss per basic and diluted shares:
           As reported                             $      (0.00)  $      (0.02)
                                                   ============   ============
           Proforma                                $      (0.00)  $      (0.02)
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

Basic and diluted loss per share have been calculated assuming the Series A Preferred Stock has been converted under the "if converted method" since each share of Series A Preferred Stock automatically converts into 400 shares of common stock upon the increase in authorized common shares to 500 million.

BUSINESS SEGMENT
----------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in three geographic segments (see Note 9).

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

NOTE 3 - MERGER AND CONVERSION AGREEMENT

MERGER AGREEMENT - LTDN
-----------------------

On December 15, 2004, ATI consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDN, through the merger transaction discussed in Note 1.

Immediately after the merger, the stockholders of LTDN controlled a majority of the merged company's voting securities and LTDN management controlled the board of directors of the merged company. Accordingly, LTDN is considered to be the accounting acquirer in the transaction.

The total consideration for the acquisition of the ATI equity securities was determined as follows:

                                                   No. of Shares       Amount
                                                   -------------    ------------
Value of ATI common stock                             83,931,775    $12,589,766
Value of ATI preferred stock, based upon a
  conversion rate of 400 to 1 conversion rate         20,000,000      3,000,000
Value of ATI options/warrants                         15,589,766        351,889

          Total Purchase Price                                      $15,941,655

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
                                                                ============

The amount allocated to acquired in-process technology of $23,224,695 has been expensed as a charge against operations and is included in the consolidated statement of operations for the year ended December 31, 2004. The amount allocated to acquired in-process technology relates to products that had not yet reached technological feasibility and that, until completion of development, had no alternative future use. These products require substantial development and testing prior to reaching technological feasibility. However, there can be no assurance that these products will reach technological feasibility or develop into products that may be sold by the Company. The acquired in-process technology has required, and may require substantial development by the Company.

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

                                                          Pro Forma
                                                         (Unaudited)
                                                  For the Three Months Ended
                                                         March 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
Revenue........................................  $         --    $         --
                                                 ============    ============
Net loss                                         $   (777,089)   $ (2,074,681)
                                                 ============    ============
Loss per share.................................  $      (0.00)   $      (0.02)
                                                 ============    ============

Prior to the Merger, LTDN advanced monies to ATI to be used for working capital purposes. Loans made by LTDN to ATI for the years ended December 31, 2004, 2003, and 2002 totaled $1,428,000, $720,566, and $295,053, respectively. During the years ended December 31, 2004 and 2003, LTDN converted $130,000, and $925,000 respectively of such loans into 1,300,000, and 9,250,000 respectively, of shares of Common Stock of ATI. LTDN accounted for their interests in ATI's Common
Stock under the cost method since LTDN at any point in time prior to December 15, 2004 did not own more than 20% of ATI's equity securities.

In 2003, 1,600,000 shares of Common Stock owned by LTDN were sold resulting in proceeds of $160,000.

In 2003, 2,300,000 shares of Common Stock owned by LTDN were transferred to consultants in connection with consulting services valued at $230,000.

In 2004, 3,000,000 shares of Common Stock owned by LTDN were sold to stockholders of LTDN in connection with the purchase of shares of stocks of LTDN. The value allocated to the ATI shares was $300,000.

In 2004, 2,400,000 shares of Common Stock owned by LTDN were transferred to consultants in connection with consulting services valued at $240,000.

In 2004, 1,250,000 ATI shares of Common Stock owned by LTDN were transferred to finders valued at $125,000 in connection with the sale of LTDN common stock.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 consisted of the following:

Office furniture and fixtures                                    $   47,190
Purchased software                                                  172,053
Computer hardware                                                   173,321
Assets acquired in merger                                            52,166
                                                                 ----------
                                                                    444,730
Less: Accumulated depreciation                                     (342,121)
                                                                 ----------
                                                                 $  102,609
                                                                 ==========

Depreciation expense for the three months ended March 31, 2005 and 2004, amounted to $15,052 and $7,772, respectively.

NOTE 5 DEFERRED FINANCING COST

At March 31, 2005, deferred financing costs incurred in connection with the sale of a 9% convertible debenture in the amount of $150,000 (Note 6) was:

Deferred financing cost                                          $   22,560
Less: Accumulated amortization                                       (1,253)
                                                                 ----------

Deferred Financing Cost, Net                                     $   21,307
                                                                 ==========

Amortization of deferred financing cost for the three months ended March 31, 2005 was $1,253.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURE

In March 2005, the Company has raised from various financing sources approximately $150,0000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 2,142,856 shares of Common Stock.

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

In connection with the issuance of the Debentures in March 2005, the Company issued two-year warrants to purchase up to 1,666,668 shares of the Company's Common Stock, at a per share exercise prices ranging from $0.125 to $0.20, subject to cashless exercise provisions.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURE (CONTINUED)

Each Debenture Warrant is exercisable during the period from the approval of the Certificate of Incorporation Amendment until the second anniversary of the effective date of the registration statement described below. In April 2005, the agreement was amended and the Debenture Warrants are exercisable at $0.10 per share, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. If the average of the closing bid prices of the Common Stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of the Common Stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each Debenture Warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from the Company that such average price and closing bid prices have occurred, the exercise price for such Debenture Warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs). Holders of Debenture Warrants are entitled to effect a cashless exercise of the Debenture Warrants if the registration statement (as described below) has not been declared effective prior the first anniversary of the issuance of the Debenture Warrants.

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

The Company has begun negotiation with several of the holders of Debentures to change the required registration statement filing date until a later date. The Company believes it will be successful in negotiating a new date. In the event that the Company is unsuccessful in renegotiating the terms of the Debentures, penalties would accrue on the Debentures as of May 31, 2005, at a monthly rate of 1% of the principal amount of the Debentures for the first two months following May 31, 2005 and 2% thereafter. The Company is currently in discussions with respect to issuing additional securities on substantially similar terms as the Debentures and the Debenture Warrants and may provide a security interest in certain assets of the Company to secure the obligations thereunder. However, there is no guarantee that we will be able to successfully complete such additional financings.

The fair value of the $150,000 debt securities issued in March of 2005 were allocated 72.2% or $108,271 to the debentures and 27.8% or 41,729 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at March 2, 2005, which resulted in a beneficial conversion feature relating to the $150,000 of $108,271. In Accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The combined values allocated to the warrants and beneficial conversion feature of $150,000 was recorded as a debt discount and is being amortized over the period ending August 20, 2006. Amortization of this debt discount for the period ended March 31, 2005 was $8,333.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value - $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. At March 31, 2005, 268,752 shares of Series A Preferred Stock have been issued.

STOCK ISSUANCES DURING THE QUARTER ENDED MARCH 31, 2005
-------------------------------------------------------

During February 2005, the Company issued to the President and Chief Executive Officer of the Company 523,811 shares of Common Stock as a bonus valued at $78,571.

During February 2005, the Company issued to a Director of the Company 380,952 shares of Common Stock as a bonus valued at $57,142.

During February 2005, the Company issued a former Consultant 1,692,388 shares of Common Stock registered on Form S-8 and 10,538 shares of the Company's Series A Preferred Stock in settlement of $1,016,000 of accrued consulting fees.

During March 2005, the Company issued to several investors 1,050,000 shares of Common Stock for $104,565.

During March 2005, the Company issued 325 shares of Series A Convertible Preferred Stock, valued at $22,500, to a party as a finders fee relating to financings the Company entered into during the first quarter of 2005.

EARNINGS PER SHARE
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Convertible debentures                                             2,142,857
Options to purchase Common Stock                                   1,712,777
Warrants to purchase Common Stock                                  3,142,856
Convertible Preferred stock                                      107,501,000
Warrants to purchase Convertible Preferred Stock                 189,340,000
                                                                 -----------

      Total as of March 31, 2005                                 303,839,490
                                                                 ===========

Substantial and potential issuances after March 31, 2005:

Warrants to purchase common stock                                 10,714,286
Convertible debentures                                            10,714,286
Sale of common stock                                                 250,000
Issuance of common stock for services                                276,394

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - COMMITMENTS AND OTHER MATTERS

CONSULTING AGREEMENT - ERBC
---------------------------

By letter dated June 1, 1996, ATI engaged ERBC Holdings, LTD ("ERBC"), a related party, as a consultant for a one-year period to undertake all aspects of ATI's operations in Russia. Pursuant to the letter agreement, ATI agreed to pay ERBC a fee of $115,000 for the year during which it had been engaged. During June 1997, ATI renewed the agreement with ERBC for an additional one-year period on like terms. During June 1998, ATI renewed the agreement with ERBC for an additional one-year term and agreed to pay ERBC a fee of $168,577 for the year during which it had been engaged. Commencing in 2001, fees under the consulting agreement were $240,000 per year. During April 2001, ERBC entered into an agreement to convert $467,873 of accrued consulting fees into the Common Stock. Included in accrued liabilities as of December 31, 2004 is $1,015,176 related to this agreement. In February 2005, the balance outstanding under this agreement was converted into 1,692,388 shares of Common Stock and 10,536 shares of Series A Preferred Stock.

RUSSIAN CONTRACTS FOR RESEARCH AND DEVELOPMENT
----------------------------------------------

ATI is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by ATI from Nurescell for a total price of $985,000. Through March 31, 2005, the Company paid $100,000 under this agreement. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

ACQUISITION OF IN-PROCESS TECHNOLOGIES
--------------------------------------

In connection with an oral agreement, ATI has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of ATI has indicated that this transaction is expected to close during the second quarter ended June 30, 2005 although there is no assurance it will be consummated. As of March 31, 2005, LTDN has paid $352,089 to the German bank as part of this oral agreement.

LEGAL DISPUTES
--------------

During the quarter ended June 30, 2003, ATI was notified that Dr. Jurgen Lempert intended to commence legal proceeding against ATI relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect $69,629. As of March 31, 2005, the Company has accrued such amounts.

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

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, initiated legal proceedings against ATI for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect $67,808. As of March 31, 2005, the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect $197,486. At March 31, 2005, the Company has accrued such amounts. Mr. Goerke has filed for a lien against certain assets of Cetoni.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

LEGAL DISPUTES (CONTINUED)
--------------

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of March 31, 2005, LTDN accrued $100,000 related to this judgment.

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

Segment results for the three months ended March 31, 2005 and 2004 are as follows:


2005:
-----
                          U.S.A.       Australia       Germany        Total
                      ------------   ------------   ------------   ------------

Net Loss              $         --   $  (696,539)  $     (80,550)  $   (777,089)
                      ============   ============   ============   ============
Depreciation and
  amortization        $         --   $      8,159   $      6,893   $     15,052
                      ============   ============   ============   ============
Identifiable Assets   $    229,640   $    867,699   $    169,148   $  1,266,487
                      ============   ============   ============   ============

2004:
-----

Net Loss              $         --   $   (743,590)  $         --   $   (743,590)
                      ============   ============   ============   ============
Depreciation and
  amortization        $         --   $      7,772   $         --   $      7,772
                      ============   ============   ============   ============

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 10 - SUBSEQUENT EVENTS

SUBSEQUENT STOCK ISSUANCES

DEBT ISSUANCES
--------------

Since March 31, 2005, the Company has raised from various financing sources approximately $750,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 10,714,286 shares of Common Stock. The terms of these securities are identical to the securities described in Note 6

ITEM 2. PLAN OF OPERATION

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

The following discussion and analysis should be read in conjunction with the remainder of this Quarterly Report on Form 10-QSB including, but not limited to, the financial statements and notes thereto included herein.

COMPANY OPERATIONS

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

During the next 12 months the Company intends to concentrate on the (i) continued development and marketing of the software products of LTDnetwork, Inc., a development-stage company which commenced operations in 1999, (ii) commercialization of products developed by RESEAL, LTD, (iii) commercialization of products developed by Cetoni Umwelttechnologie Entwicklungs GmbH and (iv) commercialization of products developed by Alfa-Pro Products GmbH and from the intellectual property acquired from Schlattl GBR. In addition, the Company also intends to shut down its Russian based operations and its nuclear operations. As a result, the Company currently anticipates expending no further funds for the development of any such Russian based operations and nuclear operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Except for a nominal amount of revenue from the sale of Cetoni products in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. We will require additional financing to continue our planned operations during the next 12-month period. Management believes that it will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations. As of March 31, 2005, the Company had an accumulated deficit since inception of $39,470,805 and a working capital deficiency and stockholders' deficiency of $7,970,294 and $6,980,427, respectively. In addition the Company is delinquent in paying its payroll taxes in Germany and Australia at March 31, 2005 in the amounts of approximately $200,000 and $218,000, respectively.

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

Between March 1, 2005 and May 18, 2005, the Company has raised from various financing sources approximately $900,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 12,857,142 shares of Common Stock. Of this amount, $150,000 was raised during the three months ended March 31, 2005.

The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. If the holders of Common Stock approve an amendment (the "Certificate of Incorporation Amendment") to ATI's certificate of incorporation to increase its authorized capital stock from 100,000,000 shares to at least 500,000,000 shares, then from and after such approval the Debentures will be convertible, at the holder's option, into shares of Common Stock. If the Certificate of Incorporation Amendment is not approved by July 1, 2005, the holder of the Debentures will be entitled to require the Company to redeem the Debentures held by such holder at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. If such approval is obtained, the Debentures will become convertible as described above at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

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

Pursuant to the terms of the registration statement for the Debentures, penalties begin accruing on the Debentures in the event that a registration statement has not been filed by May 31, 2005. The Company has begun negotiation with several of the holders of Debentures to change the required registration statement filing date until a later date. The Company believes it will be successful in negotiating a new date. In the event that the Company is unsuccessful in renegotiating the terms of the Debentures, penalties would accrue on the Debentures as of May 31, 2005, at a monthly rate of 1% of the principal amount of the Debentures for the first two months following May 31, 2005 and 2% thereafter. The Company is currently in discussions with respect to issuing additional securities on substantially similar terms as the Debentures and the Debenture Warrants and may provide a security interest in certain assets of the Company to secure the obligations thereunder. However, there is no guarantee that we will be able to successfully complete such additional financings.

ITEM 3. CONTROLS AND PROCEDURES

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

The material weakness related to the December 31, 2004 financial statement closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stock transactions as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004 and the unaudited financial statements for the quarter ended March 31, 2005.

Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2004 fairly present, in all material respects, our financial condition and results of operations.

The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these maters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we have retained a CPA who assisted us in the preparation of our financial statements, and 10- QSB for March 2005. We intend to complete a review of our financial disclosure process and define and implement additional needed improvements in the quarter ending June 30, 2005.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of our financial statements as of and for the year ending December 31, 2006 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documents, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock.

(b) Changes in Internal Controls and Procedures. None.


                               PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


In May 2004, TPG Capital Corporation filed a claim against the Company with the International Centre for Dispute Resolution. TPG Capital Corporation claims it is entitled to receive additional shares of Common Stock for certain services provided to the Company with the Company's merger with Aberdeen Acquisition Corporation. An agreement executed by the Company and TPG Capital Corporation in 1999 provided that on the first anniversary of such merger the amount of Common Stock previously issued to TPG Capital Corporation in connection with such services would be adjusted such that the aggregate stock held by TPG Capital Corporation would have a value of at least $500,000. At such time, such provision would have resulted in 1,465,671 shares of Common Stock being issued to TPG Capital Corporation. TPG Capital Corporation claims it is entitled to such number of shares plus additional shares in connection with interest and the difference between the Company's current stock price and such stock price on such one year anniversary. The Company believes that is has certain defenses to such claims based on certain actions taken by TPG Capital Corporation.

The Company is subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES.

During February 2005, the Company issued to the President and Chief Executive Officer of the Company 523,811 shares of Common Stock as a bonus valued at $78,571. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During February 2005, the Company issued to a Director of the Company 380,952 shares of Common Stock as a bonus valued at $57,142. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During February 2005, the Company issued a former Consultant 1,692,388 shares of Common Stock registered on Form S-8 and 10,538 shares of the Company's Series A Preferred Stock in settlement of $1,016,000 of accrued consulting fees. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During March 2005, the Company issued to several investors 1,050,000 shares of Common Stock for $104,565. Such issuance was effected pursuant to section 4(2) under the Securities Act.

During March 2005, the Company issued 325 shares of Series A Convertible Preferred Stock, valued at $22,500, to a party as a finders fee relating to financings the Company entered into during the first quarter of 2005. Such issuance was effected pursuant to section 4(2) under the Securities Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

A noteholder has threatened to sue the Company for repayment of an outstanding note. To date, the Company has not been served with a lawsuit. In the event the noteholder does sue the Company, the Company believes it has sufficient defenses and intends to vigorously defend itself against such claims.

Pursuant to the terms of the registration statement for the Debentures, the Company is subject to monetary penalties in the event that a registration statement has not been filed by May 31, 2005 at a monthly rate of 1% of the principal amount of the Debentures for the first two months following May 31, 2005 and 2% thereafter. The Company has not yet filed such registration statement. The Company has begun negotiation with several holders of the Debentures to change the required registration statement filed date until a later date. Pending such negotiations, the Company has not paid any of the penalty fees. However, a default under the Debentures have occurred as a result of the nonpayment of such penalty fees. The Company believes it will be successful in negotiating a new date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

Exhibit 3.1       Certificate of Incorporation of the Registrant (2)

Exhibit 3.2 Certificate of Designations for the Series A Convertible Preferred Stock of the Registrant (1)

Exhibit 3.3 Amendment No. 1 to the Certificate of Designations for the Series A Convertible Preferred Stock of the Registrant (3)

Exhibit 3.4       Amended and Restated By-laws of the Registrant (1)

Exhibit 4.1 Warrant Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (1)

Exhibit 4.2 Registration Rights Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (1)

Exhibit 4.3 Securities Purchase Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc. (3)

Exhibit 4.4 Amendment No. 1 dated as of April 5, 2005 to the Securities Purchase Agreement and the Transaction Documents between the Registrant and The Gross Foundation, Inc. (3)

Exhibit 4.5 Form of 9% Convertible Debenture issued to The Gross Foundation, Inc. (3)

Exhibit 4.6       Form of Warrant issued to The Gross Foundation, Inc. (3)

Exhibit 4.7 Registration Rights Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc. (3)

Exhibit 4.8 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P. (3)

Exhibit 4.9 Form of 9% Convertible Debenture issued to Double U Master Fund, L.P.(3)

Exhibit 4.10      Form of Warrant issued to Double U Master Fund, L.P. (3)

Exhibit 4.11 Registration Rights Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P. (3)

Exhibit 4.12 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P. (3)

Exhibit 4.13 Form of 9% Convertible Debenture issued to Platinum Partners Value Arbitrage Fund, L.P. (3)

Exhibit 4.14 Form of Warrant issued to Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.15 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P. (3)

Exhibit 4.16 Securities Purchase Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc. (3)

Exhibit 4.17      Form of 9% Convertible Debenture issued to JM Investors, Inc.

Exhibit 4.18      Form of Warrant issued to JM Investors, Inc. (3)

Exhibit 4.19 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc. (3)


Exhibit 31.1      Certification of the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2      Certification of the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*     Filed herewith
(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 17, 2004
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2000.
(3) Incorporated by reference to the Registrant's Annual Report on Form
10-KSB for the year ended December 31, 2004.

(b) Reports filed on Form 8-K

The Company filed a Current Report on Form 8-K on January 20, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: June 23, 2005              By: /s/ Allan Klepfisz
                                      ---------------------------------------
                                      Allan Klepfisz, Chief Executive Officer



Dated: June 23, 2005              By: /s/ James Samuelson
                                      ---------------------------------------
                                      James Samuelson
                                      Chief Financial Officer