Form 10KSB/A
period 2004-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-07-22
CIK 1054825

                       U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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

At July 18, 2005 there were 81,961,101 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $8,605,915 based on a closing bid quotation on the OTC Bulletin Board on that date of $0.105 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At July 18, 2005, a total of 86,336,538 shares of registrant's common stock were outstanding.

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

On December 15, 2004 (the "Closing Date"), ATI consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDnetwork, Inc., a Delaware corporation ("LTDN"), pursuant to the Amended and Restated Agreement and Plan of Merger, dated as August 11, 2004, among ATI, LTDN and LTDN Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ATI ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among ATI, LTDN and Acquisition Sub (as so amended, the "Merger Agreement"). Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger and taking into account the finalization of the purchase price adjustment provided for in the Merger Agreement, ATI issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 193,336 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of ATI ("Series A Preferred Stock") and (ii) warrants (the "Warrants") to purchase 487,903 shares of Series A Preferred Stock at an exercise price of $16.33 per share. ATI recently determined to extend the exercise period for the Warrants so that the exercise period with respect to 25% of the aggregate Warrants will expire on the 14th day following the effective date of the registration statement relating to the Series A Preferred Stock described below, 25% of the aggregate Warrants will expire on the 44th day following such effective date, 25% of the aggregate Warrants will expire on the 74th day following such effective date and 25% of the aggregate Warrants will expire on the 104th day following such effective date.

The terms of the Series A Preferred Stock provide that each share of Series A Preferred Stock will automatically convert into 400 shares of common stock, par value $0.001 per share, of ATI ("Common Stock") if the holders of Common Stock approve an amendment (the "Certificate of Incorporation Amendment") to ATI's certificate of incorporation to increase its authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. While the holders of Series A Preferred Stock can vote with the holders of Common Stock on all matters on an as converted basis, such holders of Series A Preferred Stock will not be entitled to vote on the approval of the Certificate of Incorporation Amendment. ATI intends to seek approval for the Certificate of Incorporation Amendment at a special meeting of the stockholders currently anticipated to be held in the third quarter of 2005. If the Certificate of Incorporation Amendment is approved, the shares of Series A Preferred Stock will be automatically converted into an aggregate of 77,334,400 shares of Common Stock and the Warrants will be exercisable for an aggregate of 195,161,200 shares of Common Stock.

ATI has agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the Merger within 90 days following the date the Certificate of Incorporation Amendment is filed with the Delaware Secretary of State. In addition, ATI has agreed to use its reasonable efforts to cause such registration statement to be declared effective within 180 days following the date the Certificate of Incorporation Amendment is filed with the Delaware Secretary of State. In the event that the Certificate of Incorporation Amendment is not filed by December 15, 2005, ATI has agreed to register the shares of Series A Preferred Stock issued in the Merger.

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

INTELLICHOICE. intelliChoice is a fully customizable, event driven Internet Explorer browser add-in that automatically performs price comparisons on recognized products that a consumer is viewing on an alternate or a competitors website. intelliChoice can boost referral and commission revenues to portals by increasing the visibility and accessibility of products and services available from portal affiliates. intelliChoice can also be used by large independent Internet retailing partners to promote their products directly to their customers when they are at alternative websites. As shoppers browse, intelliChoice is able to identify what is being viewed and can deliver current price comparisons, targeted advertising and personalized information from portal partners in either a slide-out panel, a toolbar, or an alert window from the task bar. We believe that intelliChoice is unobtrusive yet significantly enhances the price- and value-seeking shopper experience.


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

RESEAL, LTD.

RESEAL, Ltd, a 96% owned subsidiary ("RESEAL"), holds the Company's ownership of its proprietary resealable metal beverage can. The main emphasis of RESEAL over the next twelve months will be on the successful commercialization of its metal beverage packaging product.

RESEAL needs to obtain financing for the production of machine-fabricated samples for distribution to beverage producers who have previously expressed an interest in the resealable beverage can. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. RESEAL anticipates that in the event it is required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required. The production of the machine produced samples has been delayed by a failed financing, the proceeds of which were to be used to complete this production run.

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

Cetoni's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target market. The markets for Cetoni's products are automotive accessory (Tool Star, Ring Memory), healthcare (Pharmaceutical packaging), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office and general consumer markets (Light Boy, Cleaning Center). It is anticipated that Cetoni will devote the majority of its focus during 2005 on the successful commercialization of RESEAL's products.

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

MARKETING AND DISTRIBUTION
--------------------------

We believe that several of our acquired technologies and products are ready for commercialization and marketing, specifically the Qtrax service and our resealable metal beverage can product.

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

RESEARCH AND DEVELOPMENT
------------------------

In the fiscal year ended December 31, 2004, we incurred expenses of $558,249 on research and development. In addition we incurred $23,224,695 of in process research & development charges relating to the Merger.

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

The table below sets forth the range of high and low bid quotes of our Common Stock for each quarter for the last two fiscal years as reported by the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

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

HOLDERS

There were approximately 162 shareholders of record of Common Stock as of July 18, 2005.

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

---------------------------- -------------------------- ----------------------- -------------------------
Plan Category                Number of shares of          Weighted-average      Number of shares of
                             Common Stock to be issued    exercise price        of Common Stock available
                             upon exercise of             outstanding options   for future issuance
                             outstanding options                                under equity
                                                                                compensation plans
                                                                                (excluding shares
                                                                                reflected in column (a))
                                     (a)                        (b)                   (c)
---------------------------- -------------------------- ----------------------- -------------------------
Equity compensation  plans
approved by stockholders              305,000                 $0.34                    1,915,0000
---------------------------- -------------------------- ----------------------- -------------------------
Equity compensation  plans
not approved by stockholders          937,777                 $0.22                    772,452
---------------------------- -------------------------- ----------------------- -------------------------
Totals                              1,242,777                 $0.30                    2,687,452
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

Between March 1, 2005 and July 19, 2005, the Company has raised from various financing sources approximately $1,775,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 25,357,142 shares of Common Stock.

The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. If the Certificate of Incorporation Amendment is approved, then from and after such approval the Debentures will be convertible, at the holder's option, into shares of Common Stock. If the Certificate of Incorporation Amendment is not approved by September 30, 2005, the holder of the Debentures will be entitled to require the Company to redeem the Debentures held by such holder at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. If such approval is obtained, the Debentures will become convertible as described above at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board. The Debentures are secured by a security interest in all of the assets of the Company.

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

The Company has agreed to file a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to pay the holder of the Debentures certain liquidated damages in the event that such registration statement is not filed by October 5, 2005 or is not declared effective by November 30, 2005 or the effectiveness of such registration statement is subsequently suspended for more than certain permitted periods.

The Company issued to certain holders of the Debentures additional Debentures in an aggregate of $45,000 in consideration for such investors amending certain terms of their Debentures and the related registration rights agreements. The Company is currently in discussions with respect to issuing additional securities on substantially similar terms as the Debentures and the Debenture Warrants. However, there is no guarantee that we will be able to successfully complete such additional financings.

The financial statements have been prepared assuming that the Company will continue as a going concern. The independent registered auditors report on the Company's financial statements included elsewhere herein contain the explanatory paragraph about the Company's ability to continue as a going concern.


RISK FACTORS

You should carefully consider the risks described below and the other information in this Annual Report on Form 10-KSB. Our business, financial condition or operating results could be seriously harmed if any of these risks materialize. The trading price of the Common Stock may also decline due to the occurrence of any of these risks.

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

We anticipate that we will continue to incur significant operating losses through 2005. We may incur additional losses thereafter, depending upon our ability to generate revenues from the license or sale of our technologies and products or to enter into any or a sufficient number of joint ventures or collaborations. We have generated no meaningful revenues to date. Although our management believes that we may recognize revenues during 2005, there can be no assurance as to when or whether we will be able to commercialize our products and technologies and realize any revenues therefrom. Our products and technologies have never been utilized on a large-scale commercial basis.

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

RISKS RELATED TO OUR QTRAX BUSINESS

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states, and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and/or different regulations than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

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

Our online music services will face significant competition from other "free" peer-to-peer services, such as KaZaA, Morphues, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another's hard drives, all without securing licenses from content providers. The legal status of these other "free" services is questionable since the Supreme Court recently ruled that certain of such services violate copyright laws. However, it is not clear what effect such ruling will have on users of such services, and there can be no assurance that these services will ever be shut down.

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

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES, WHICH MAY NOT BE AVAILABLE TO US ON COMMERCIALLY REASONABLE TERMS OR AT ALL.

We rely on third-party content providers to offer music online content that can be delivered to users of our service. These third party providers include music publishers and music labels. Rights to provide this content to our customers, particularly publishing rights, may be difficult to obtain and will require significant time and expense. In some cases, we may have to pay substantial fees to obtain this third party content. We cannot guarantee that we will be able to secure licenses to music content or that such licenses will be available on commercially reasonable terms.

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

If the Certificate of Incorporation Amendment is approved, a significant number of shares of Common Stock will be available for trading in the public market which will result in substantial dilution to existing shareholders. If all the Warrants are exercised and the Certificate of Incorporation Amendment is approved, then the aggregate shares of Series A Preferred Stock will convert into 272,495,600 shares of Common Stock. If all the Debentures are converted at the current conversion price and all the Debenture Warrants are exercised at their current exercise price, then 51,357,142 shares of Common Stock will be issued with respect to such conversion and exercise. The additional shares in the market will dilute the percentage interest of our shareholders and may have a material adverse effect on the market price of the Common Stock. Any such decline in the market price of the Common Stock could impede our efforts to obtain additional financing through the sale of additional equity or equity-related securities or could make such financing more costly.

THE PRICE OF THE COMMON STOCK HAS BEEN AND MAY IN THE FUTURE BE AFFECTED BY PRICE AND VOLUME FLUCTUATION IN THE MARKET FOR DEVELOPMENTAL STAGE COMPANIES.

The OTC Bulletin Board, where many developmental stage companies are traded, experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of the Common Stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. We have not been the subject to any lawsuits alleging that we have violated any provisions of federal securities laws. The filing of litigation against us, or any other claims, if made, could result in substantial costs and a diversion of the attention and resources of our management.

OUR COMMON STOCK IS PRESENTLY SUBJECT TO THE "PENNY STOCK" RULES WHICH MAY MAKE IT A LESS ATTRACTIVE INVESTMENT.

Since the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock is also subject to the requirements of Rule 15g-9 of the Exchange Act. The Common Stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share. Under such Rule 15g-9, brokers who recommend the Common Stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of the Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

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

The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these maters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we have retained a CPA who assist in the preparation of our financial statements, 10-QSB's and 10-KSB's. We completed a review of our financial disclosure process and defined and implemented needed improvements in the quarter ending March 31, 2005.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of our financial statements as of and for the year ending December 31, 2006 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documents, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets



(b) Changes in Internal Controls and Procedures.

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

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors elects the officers annually.

Allan Klepfisz joined us as our President, Chief Executive Officer and a Director on December 15, 2004. Mr. Klepfisz was appointed to our Board of Directors in connection with the consummation of the Merger with LTDN. Between August 1999 and March 2000, Mr. Klepfisz was involved in the formation of LTDN. From March 2000, Mr. Klepfisz has served as the Chief Executive Officer and a director of LTDN.

James Samuelson joined us as Vice President, Chief Financial Officer and Secretary in February 2000. Mr. Samuelson was appointed a Director of the Company in August 2004. Mr. Samuelson has also served as an officer and director of our former affiliate, Nurescell Inc. until March 2003. Mr. Samuelson received a Master of Business Administration Degree, and a Bachelor of Science in Business Administration degree from Creighton University.

Arie Baalbergen joined us as a Director on December 15, 2004. Mr. Baalbergen was appointed to our Board of Directors in connection with the consummation of the Merger with LTDN. Between August 1999 and March 2000, Mr. Baalbergen was involved in the formation of LTDN. Since March 2000, Mr. Baalbergen has served as the Chief Financial Officer and a director of LTDN.

Chai Ong joined us a Director on December 15, 2004. Mr. Ong was appointed to our Board of Directors in connection with the consummation of the Merger with LTDN. Since 2001, Mr. Ong has served as a director of LTDN. During 2000 and 2001, Mr. Ong served as the Vice President, Corporate Finance of LTDN.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table presents, for each of the last three fiscal years ending December 31, 2004 the annual compensation earned by our chief executive officer and our most highly compensated executive officers (the "Named Executive Officers").


=========================================================================================================
                                                                       LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION                  Awards          Payouts
                            --------------------------------  ---------------------  ---------

                                                   Other                  Securities              All
                                                   Annual     Restricted  Underlying    LTIP     Other
                                          Bonus    Compen-    Stock       Options/    Payouts   Compen-
                     Year    Salary ($)    ($)     sation($)  Awards($)   SARs(#)       ($)     sation($)
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
Hans-Joachim
Skrobanek,
Former President (1)  2004  $110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                      2003   110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                      2002   110,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
James Samuelson,
Vice President,
Chief Financial
Officer, Secretary (2)2004  $225,000                            $206,000     937,777
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                      2003  $120,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------
                      2002  $120,000
-------------------  -----  -----------  --------  ---------  ----------  ----------  --------  ---------

Allan Klepfisz        2004  $11,455
Chief Executive Officer
and President (3)

         (1) Mr. Skrobanek served as our President until December 15, 2004.
Mr. Skrobanek was entitled to receive a salary equal to $110,000 per annum. Due to the Company's financial condition, Mr. Skrobank has accrued an amount equal to $34,000 during the year ended December 31, 2004.

         (2) During 2004, Mr. Samuelson received 1,526,238 shares of Common Stock, registered on Form S-8 and 1,183,333 shares of unregistered Common Stock as payment of $407,800 in salary accrued and unpaid for prior years. Mr. Samuelson received as a bonus 937,777 shares of unregistered Common Stock valued at $206,000. Mr. Samuelson also received as a bonus an option to purchase 937,777 shares of Common Stock with an exercise price of $0.22 per share

         (3) Mr.Klepfisz has served as President and Chief Executive Officer of the Company since December 15, 2004 and has a base annual salary of $275,000.

The following table contains information concerning the grant of Stock options to the Named Executive Officers during the fiscal year ended December 31, 2004.


======================================================================================
                            OPTIONS/SAR GRANTS IN THE FISCAL YEAR 2004
--------------------------------------------------------------------------------------
                                       INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------

------------------- -------------------- ------------------- ----------- -------------


                         Number of           % of Total
                        Securities          Options/SARS     Exercise
                        Underlying           Granted to      or Base
                       Options/SARS         Employees in     Price ($,    Expiration
       Name             Granted (#)         Fiscal Year         Sh)          Date
------------------- -------------------- ------------------- ----------- --------------
   Hans-Joachim
    Skrobankek               0                   0              N/A            -
 former President
------------------- -------------------- ------------------- ----------- --------------
 James Samuelson
 Vice President,
 Chief Financial          937,777               100%           $0.22       3/12/2014
   Officer an
    Secretary
------------------- -------------------- ------------------- ----------- --------------
  Allan Klepfisz
 Chief Exectuive             0                   0              N/A            -
   Officer and
    President
------------------- -------------------- ------------------- ----------- --------------

The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 2004 by the Named Executive Officers and with respect to unexercised options held by such persons at December 31, 2004.


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

EMPLOYMENT CONTRACTS

The Company has no formal employment contracts with the Named Executive Officers. Mr. Samuelson, our Vice President, Chief Financial Officer and Secretary, and a Director, has an arrangement with the Company that entitles Mr. Samuelson to an annual base salary of $175,000 per annum and a $12,500 quarterly bonus subject to certain activities being completed.

Mr. Klepfisz, our President, Chief Executive Officer and a Director has an arrangement with the Company that entitles Mr. Klepfisz to an annual base salary of $275,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of July 18, 2005 as to each person who is known to us to be the beneficial owner of more than 5% of the Common Stock and the Series A Preferred Stock (giving effect to all warrants and options exercisable within 60 days) and as to the security and percentage ownership of each of our Named Executive Officers and directors and all of our officers and directors as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

--------------------------------------------------------------------------------------------------------------------------
Name of Beneficial          Common Stock            Percent of Common    Series A Preferred Stock  Percent of Series A
Owner                       Beneficially Owned      Stock                Beneficially Owned        Preferred Stock
--------------------------------------------------------------------------------------------------------------------------
Alice Schlattl                         ---                   ---                  43,600                     5.8%
--------------------------------------------------------------------------------------------------------------------------
Allan Klepfisz (1)                    532,811                 *                   43,263                     5.8%
--------------------------------------------------------------------------------------------------------------------------
Hans Joachim Skrobanek              1,073,359               1.2%                     0                       ---
--------------------------------------------------------------------------------------------------------------------------
James Samuelson (2)                 7,527,847               8.7%                     0                       ---
--------------------------------------------------------------------------------------------------------------------------
Chai Ong (3)                        2,080,852               2.4%                   6,849                      1%
--------------------------------------------------------------------------------------------------------------------------
Arie Baalbergen (4)                   597,000                 *                   27,301                     3.8%
--------------------------------------------------------------------------------------------------------------------------
All Officers and Directors
as a group (5 persons)
                                   11,811,869               13.7%                 77,413                    10.6%
--------------------------------------------------------------------------------------------------------------------------

* Less than 1%

(1) Includes warrants to purchase 30,985 shares of Series A Preferred Stock.
(2) Includes options to purchase 1,037,777 shares of Common Stock, and the right to receive 333,333 shares of Common Stock upon the filing of the preliminary proxy statement for our 2005 annual meeting and 333,333 shares of Common Stock upon the filing of the definitive proxy statement for our 2005 annual meeting.
(3) Includes warrants to purchase 3,703 shares of Series A Preferred Stock. Also includes 476 shares of Series A Preferred Stock and warrants to purchase 1,202 shares of Series A Preferred Stock held by Mr. Ong's wife.
(4) Includes warrants to purchase 19,553 shares of Series A Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 8, 2004, we entered into a consulting agreement with Allan Klepfisz pursuant to which we issued to Mr. Klepfisz 2,337,500 shares of Common Stock, with a value of $352,750, for consulting services performed by Mr. Klepfisz between November 1, 2002 and July 8, 2004 and for further services to be performed by Mr. Klepfisz up to the date of our acquisition of LTDN, which occurred on December 15, 2004. On July 8, 2004, we entered into a consulting agreement with Chai Ong pursuant to which we issued to Mr. Ong 1,700,000 shares of Common Stock, with a value of $255,000, for consulting services performed by Mr. Ong between November 1, 2002 and July 8, 2004 and for further services to be performed by Mr. Ong up to the date of our acquisition of LTDN, which occurred on December 15, 2004. In February 2005 we issued 380,952 shares of Common Stock to Mr. Ong in connection with consulting services provided to us by Mr. Ong.

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

Exhibit 3.2 Certificate of Designations for the Series A Convertible Preferred Stock of the Registrant (2)

Exhibit 3.3 Amendment No. 1 to the Certificate of Designations for the Series A Convertible Preferred Stock of the Registrant (8)

Exhibit 3.4       Amended and Restated By-laws of the Registrant (10)

Exhibit 4.1 Warrant Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (2)

Exhibit 4.2 Registration Rights Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (2)

Exhibit 4.3 Securities Purchase Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc.(8)

Exhibit 4.4 Amendment No. 1 dated as of April 5, 2005 to the Securities Purchase Agreement and the Transaction Documents between the Registrant and The Gross Foundation, Inc.(8)

Exhibit 4.5 Form of 9% Convertible Debenture issued to The Gross Foundation, Inc.(8)

Exhibit 4.6       Form of Warrant issued to The Gross Foundation, Inc.(8)

Exhibit 4.7 Registration Rights Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc.(8)

Exhibit 4.8 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.(8)

Exhibit 4.9 Form of 9% Convertible Debenture issued to Double U Master Fund, L.P.(8)

Exhibit 4.10      Form of Warrant issued to Double U Master Fund, L.P.(8)

Exhibit 4.11 Registration Rights Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.(8)

Exhibit 4.12 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.(8)

Exhibit 4.13 Form of 9% Convertible Debenture issued to Platinum Partners Value Arbitrage Fund, L.P.(8)

Exhibit 4.14 Form of Warrant issued to Platinum Partners Value Arbitrage Fund, L.P.(8)

Exhibit 4.15 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.(8)

Exhibit 4.16 Securities Purchase Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(8)

Exhibit 4.17      Form of 9% Convertible Debenture issued to JM Investors,
                  Inc.(8)

Exhibit 4.18      Form of Warrant issued to JM Investors, Inc.(8)

Exhibit 4.19 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(8)

Exhibit 4.20 Securities Purchase Agreement dated as of July 14, 2005 between the Registrant and the investors named therein (10)

Exhibit 4.21 Form of 9% Convertible Debenture issued to certain investors on July 19 (10)

Exhibit 4.22      Form of Warrant issued to certain investors on July 19 (10)

Exhibit 4.23 Registration Rights Agreement dated as of July 14, 2005 between the Registrant and the investors named therein (10)

Exhibit 4.24 Amendment No. 1 dated as of July 19, 2005 to the Registration Rights Agreements between the Registrant and the investors named therein and the related Debentures(10)

Exhibit 4.25      Security Agreement dated as of July 19, 2005
                  between the Registrant and the investors named therein (10)

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

Exhibit 10.5 Consulting Services Agreement dated as of July 8, 2004 between Chai Ong and the Registrant. (5)

Exhibit 10.6      2000 Stock Option Plan (9)

Exhibit 10.7      2001 Consultant's Stock Plan (6)

Exhibit 10.8      2005 Stock Compensation Plan (7)

Exhibit 21.1      List of Subsidiaries (8)

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

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 15, 2004
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 3, 2001
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 28, 2005
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on May 23, 2005.
(9) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 8, 2000
(10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2005


(b) Reports of Form 8-K

The Company filed Current Reports on Form 8-K on December 17, 2004 and December 29, 2004.

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

                                 ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: July 20, 2005             By: /s/ Allan Klepfisz
                                    --------------------------------------
                                    Allan Klepfisz, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 22, 2005             By: /s/ Allan Klepfisz
                                    --------------------------------------
                                    Allan Klepfisz,
                                    Chief Executive Officer and Director

Dated: July 22, 2005             By: /s/ James Samuelson
                                    --------------------------------------
                                    James Samuelson
                                    Chief Financial Officer and Director

Dated: July 22, 2005              By: /s/ Arie Baalbergen
                                    --------------------------------------
                                    Arie Baalbergen
                                    Director

Dated: July 22, 2005             By: /s/ Chai Ong
                                    --------------------------------------
                                    Director

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $28,547,734 and $2,459,819 during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had a working capital deficiency of $8,764,720. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

                            ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            For the Period
                                                                                            From Inception
                                               For the Years Ended                        (October 1, 1999)
                                                   December 31,                                Through
                                           2004                      2003                 December 31, 2004
                                    --------------------      --------------------      --------------------
REVENUES                            $                 --      $                 --      $              9,862
                                    --------------------      --------------------      --------------------

COSTS AND EXPENSES:
  Research and development                       558,249                   800,953                 1,359,202
  In-process research and
    development                               23,224,695                        --                23,224,695
  Compensatory element of stock
    issuances pursuant to
    consulting, professional
    and other agreements                       3,668,637                   458,954                 5,401,264
  Consulting fees                                497,172                   432,943                 2,295,210
  Other general and
    administrative expenses                      520,259                   619,303                 5,931,910
  Depreciation and amortization
    expense                                       31,089                    62,151                   257,733
  Interest and amortization of
    debt issuance costs                           14,745                    52,051                   117,125
  Other expenses                                  32,888                    33,464                   116,438
                                    --------------------      --------------------      --------------------

       TOTAL COSTS AND EXPENSES               28,547,734                (2,459,819)               38,703,577
                                    --------------------      --------------------      --------------------

NET LOSS                            $        (28,547,734)     $         (2,459,819)     $        (38,693,715)
                                    ====================      ====================      ====================

Basic and diluted loss per
  common share                      $              (.52)      $               (.06)
                                    ====================      ====================
Weighted average shares used in
  basic and diluted loss per
  common share                                54,892,590                39,424,551
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

                                                               F-5a




                                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       From October 1, 1999 TO DECEMBER 31, 2004 (CONTINUED)


                                                                                     Accumulated
                                                                     Accumulated       Deficit            Total
                                   Receivable                          Other         During the       Stockholders'
                                    on Sale          Unearned       Comprehensive    Development         Equity        Comprehensive
                                    of Stock       Compensation     Income (Loss)       Stage         (Deficiency)         Loss
                                  ------------     ------------     ------------     ------------     ------------     ------------
Period from Inception
(October 1, 1999)
  through December 31, 1999       $         --     $         --     $         --     $         --     $         --     $         --

Issuance of founders shares                 --               --               --               --              487               --
Net loss                                    --               --               --             (483)            (483)            (483)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at 12/31/99                         --               --               --             (483)               4

Issuance of common stock for
  cash                                      --               --               --               --        1,449,796               --
Issuance of common stock for
  services                                  --               --               --               --          128,394               --
Subscription receivable                (65,000)              --               --               --          (65,000)              --
Net loss                                    --               --               --       (1,877,614)      (1,877,614)      (1,877,614)
Foreign currency translation
  adjustment                                --               --            2,391               --            2,391            2,391
                                                                                                                       ------------
    Comprehensive loss                      --               --               --               --               --       (1,875,223)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at December 31, 2000           (65,000)              --            2,391       (1,878,097)        (362,029)

Issuance of common stock for
  cash                                      --               --               --               --        2,053,703               --
Issuance of common stock for
  services                                  --               --               --               --        1,047,000               --
Subscription receivable                65,000              --               --               --           65,000               --
Net loss                                    --               --               --       (2,983,450)      (2,983,450)      (2,983,450)
Foreign currency translation
  adjustment                                --               --           51,020               --           51,020           51,020
                                                                                                                       ------------
    Comprehensive loss                      --               --               --               --               --       (2,932,430)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at December 31, 2001      $         --     $         --     $     53,411     $ (4,861,547)    $   (128,756)
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

                                                               F-5b




                                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                             From October 1, 1999 TO DECEMBER 31, 2004




                                                                                                                       Additional
                                   Per Share              Common Stock                     Preferred Stock              Paid-in
                                     Amount          Shares           Amount           Shares           Amount          Capital
                                   ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2001                                --     $         --     $     74,184     $          21    $  4,679,359

Issuance of common stock for
  cash                               $197.75                --               --           13,626                --       2,694,254
Issuance of common stock for
  services                           $ 52.32                --               --            8,446                 8         441,833
Net loss                                                    --               --               --                --              --
Foreign currency translation
  adjustment                                                --               --               --                --              --

    Comprehensive loss                                      --               --               --                --              --
                                   ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2002                                --               --           96,254               29        7,815,446

Issuance of common stock for
  cash                                $168.09               --               --            2,203               16          370,351
Issuance of common stock for
  services                            $ 68.99               --               --            7,595                8          523,965
Net loss                                                    --               --               --               --               --
Amortization of unearned
  compensation                                              --               --               --               --               --
Foreign currency translation
  adjustment                                                --               --               --               --               --

    Comprehensive loss                                      --               --               --               --               --
                                   ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2003                                --               --          106,052               53        8,709,762

Issuance of common stock for
  cash                                 $51.67               --               --           63,659               64        3,288,885
Offering costs                                              --               --               --               --         (125,000)
Issuance of common stock for
  services                             $90.23               --               --           36,125               36        3,259,533
Conversion of debt                                          --               --            2,053                2          224,817
Issuance of stock to
  stockholders of ATI                 $109.51       83,931,775            8,393           50,000               50       15,933,212
Net loss                                                    --               --               --               --               --
Amortization of unearned
  compensation                                              --               --               --               --               --
Foreign currency translation
  adjustment                                                --               --               --               --               --

    Comprehensive loss                                      --               --               --               --               --
                                   ----------     ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2004                        83,931,775     $      8,393          257,889     $        205     $ 31,291,209
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

                                                               F-6a




                                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       From October 1, 1999 TO DECEMBER 31, 2004 (CONTINUED)


                                                                                     Accumulated
                                                                    Accumulated        Deficit           Total
                                   Receivable                          Other          During the      Stockholders'
                                    on Sale          Unearned       Comprehensive    Development         Equity        Comprehensive
                                    of Stock       Compensation     Income (Loss)       Stage         (Deficiency)         Loss
                                  ------------     ------------     ------------     ------------     ------------     -------------
Balance at December 31, 2001      $         --     $         --     $     53,411     $ (4,861,547)    $   (128,756)    $         --

Issuance of common stock for
  cash                                      --               --               --               --        2,694,254               --
Issuance of common stock for
  services                                  --         (344,157)              --               --           97,684               --
Net loss                                    --               --               --       (2,824,849)      (2,824,849)      (2,824,849)
Foreign currency translation
  adjustment                                --               --         (162,210)              --         (162,210)        (162,210)
                                                                                                                       -------------
    Comprehensive loss                      --               --               --               --               --       (2,987,059)
                                  ------------     ------------     ------------     ------------     ------------     =============
Balance at December 31, 2002                --         (344,157)        (108,799)      (7,686,396)        (323,877)

Issuance of common stock for
  cash                                      --               --               --               --          370,367               --
Issuance of common stock for
  services                                  --         (523,973)              --               --               --               --
Net loss                                    --               --               --       (2,459,819)      (2,459,819)      (2,459,819)
Amortization of unearned
  compensation                              --          458,948               --               --          458,948               --
Foreign currency translation
  adjustment                                --               --         (160,901)              --         (160,901)        (160,901)
                                                                                                                       ------------
    Comprehensive loss                      --               --               --               --               --       (2,620,720)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at December 31, 2003                --          (409,182)         (269,700)     (10,146,215)      (2,115,282)

Issuance of common stock for
  cash                                      --               --               --               --        3,288,949               --
Offering costs                              --               --               --               --         (125,000)              --
Issuance of common stock for
  services                                  --       (3,259,569)              --              234              234               --
Conversion of debt                          --               --               --               --          224,819               --
Issuance of stock to
  stockholders of ATI                       --               --               --               --       15,941,655               --
Net loss                                    --               --               --      (28,547,734)     (28,547,734)     (28,547,734)
Amortization of unearned
  compensation                              --        3,668,751               --               --        3,668,751               --
Foreign currency translation
  adjustment                                --               --         (164,023)              --         (164,023)        (164,023)
                                                                                                                       ------------
    Comprehensive loss                      --               --               --               --               --      (28,711,757)
                                  ------------     ------------     ------------     ------------     ------------     ============
Balance at December 31, 2004      $         --     $         --     $   (433,723)    $(38,693,715)    $ (7,827,631)
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

                                                               F-6b




                                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          For the Period
                                                                     For the Years                        from Inception
                                                                    Ended December 31,                   (October 1, 1999)
                                                             2004                     2003              to December 31, 2004
                                                    --------------------      --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $        (28,547,734)     $         (2,459,819)     $        (38,693,715)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Acquired-in process technology                          23,224,695                        --                23,224,695
      Stock-based compensation                                 3,668,637                   458,954                 5,401,264
      Depreciation and amortization                               31,089                    62,151                   257,733
      Non-cash charges for consulting services                   240,000                   230,000                   470,000
      Write-off of fixed assets                                   11,068                        --                    11,068
  Changes in Operating Assets and Liabilities:
    Prepaid expenses and other current assets                     (9,176)                  (93,356)                 (161,100)
    Other assets                                                 (13,205)                      557                   (13,205)
    Accrued liabilities                                         (280,689)                  605,129                   684,387
                                                    --------------------      --------------------      --------------------

    Net Cash Used in Operating Activities                     (1,675,315)               (1,196,384)               (8,818,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of ATI Stock                                  300,000                   160,000                   460,000
Capitalized software                                            (249,558)                 (229,819)                 (479,376)
Advances to ATI prior to merger                               (1,428,000)                 (720,566)               (2,443,619)
Capital expenditures                                                  --                   (41,742)                 (317,467)
                                                    --------------------      --------------------      --------------------

    Net Cash Used in Investing Activities                     (1,377,558)                 (832,127)               (2,780,462)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                        3,288,949                   370,366                 9,857,068
 Proceeds from loans                                             191,181                   517,464                   886,903
 Repayment of loans                                              (74,999)                       --                   (78,954)
 Due from (to) related parties, net                             (361,449)                1,160,452                   984,180
                                                    --------------------      --------------------      --------------------

    Net Cash Provided by Financing Activities                  3,043,682                 2,048,282                11,649,197

(Decrease) Increase in Cash                                       (9,191)                   19,771                    49,862

Cash - Beginning of Year                                          59,053                    39,282                        --
                                                    --------------------      --------------------      --------------------

Cash - End of Year                                  $             49,862      $             59,053      $             49,862
                                                    ====================      ====================      ====================
Supplementary disclosure of Cash Flows Information:

Interest paid                                       $                 --      $                 --      $                 --
                                                    ====================      ====================      ====================

Income taxes paid                                   $                 --      $                 --      $                 --
                                                    ====================      ====================      ====================

Non-Cash Investing and Financing Transactions:
---------------------------------------------

Conversion of debt and related interest             $            224,819      $                 --      $            224,819
                                                    ====================      ====================      ====================

Conversion of advances to affiliate                 $            130,000      $            925,000      $          1,055,000
                                                    ====================      ====================      ====================

Offering costs satisfied by transfer of ATI stock   $           (125,000)     $                 --      $           (125,000)
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

As part of the Merger, 10,394 shares of Series A Preferred Stock and 23,668 Warrants are being held in escrow pending the receipt by ATI's Chief Financial Officer, of a statement, certified by the accountants of LTDN, setting forth the amount of liabilities and cash on LTDN's balance sheet as of the Closing Date. If the difference between such cash and liabilities is less than such amount certified by LTDN's officers on the Closing Date, then based on such difference a certain number of the shares of Series A Preferred Stock held in escrow will be cancelled, and a number of additional newly issued Warrants equal to such cancelled shares of Series A Preferred Stock, all the remaining escrowed shares of Series A Convertible Preferred Stock not so cancelled and all the escrowed Warrants will be issued to the stockholders of LTDN. If the difference between such cash and liabilities is greater than the amount certified by LTDN's officers on the Closing Date, then based on such difference additional shares of Series A Preferred Stock will be issued to the stockholders of LTDN, a number of Warrants equal to such number of issued shares of Series A Preferred Stock will be cancelled and any remaining escrowed Warrants not so cancelled and all escrowed shares of Series A Preferred Stock will be issued to the stockholders of LTDN. This matter was settled in July 2005 (see Note 11)

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

Reverse Merger (Continued)
--------------

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONTINUED)

A reconciliation between the statutory federal income tax rate (34%) and the LTDN's effective rate is as follows:


                                                       For the Years Ended
                                                          December 31,
                                                     -----------------------
                                                        2004         2003
                                                     ----------   ----------

Federal statutory rate                                   (34)%        (34)%
Unutilized foreign losses                                  6 %         34 %
Permanent difference In process research
     and development charge                               28 %         --
                                                     ----------   ----------

  Effective rate                                          -0-%         -0-%
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
                                        =============   =============   =============   ==========

EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

  Options to purchase common stock                                     1,712,777
  Warrants to purchase common stock                                    1,000,000
  Convertible preferred stock                                        103,155,000
  Warrants to purchase convertible preferred stock                   189,340,000
                                                                     -----------
        Total as of December 31, 2004                                295,207,777
                                                                     ===========

        Substantial and potential issuances after December 31, 2004 and through May 27, 2005:

  Shares of common stock sold to investors                             1,050,000
  Warrants to purchase common stock                                   12,857,142
  Shares of Common Stock issuable under settlement agreement           1,692,388

  Shares of common stock issued to officers and consultants            1,092,263
  Shares of convertible preferred stock issued
      (10,911 shares x 400)                                            4,364,400
                                      F-25

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

Segment results for the year ended December 31, 2004 and 2003 are as follows:


2004:
-----
                          U.S.A.       Australia       Germany     Eliminations      Total
                      ------------   ------------   ------------   ------------   ------------

Net Loss              $         --   $ (5,323,039)  $(23,224,695)  $         --   $(28,547,734)
                      ============   ============   ============   ============   ============
Depreciation and
  amortization        $         --   $     31,089   $         --   $         --   $     31,089
                      ============   ============   ============   ============   ============
Identifiable Assets   $    289,586   $    808,004   $    118,050   $         --   $  1,215,640
                      ============   ============   ============   ============   ============

2003:
-----

Net Loss              $         --   $ (2,459,819)  $         --   $         --   $ (2,459,819)
                      ============   ============   ============   ============   ============
Depreciation and
  amortization        $         --   $     62,151   $         --   $         --   $     62,151
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

During March 2005, the Company issued to a consultant 187,500 shares of Common Stock valued at $36,000.

During April 2005, the Company issued 375 shares of Series A Convertible Preferred Stock, valued at $22,500, to a party as a finders fee relating to financings the Company entered into during the first quarter of 2005.

During April 2005, the Company issued to several investors 1,050,000 shares Common Stock for $104,565.

During February 2005, the Company issued to a former consultant 1,692,388 shares of common stock and 10,536 shares of the Company's Series A Preferred Stock in settlement of $1,016,000 of accrued consulting fees.


UNAUDITED SUBSEQUENT EVENTS

COMMON STOK ISSUANCES

During June 2005, the Company entered into a conversion agreement with a debt holder whereby the Company agree to issue 1,977,585shares of restricted Common Stock as full and final payment of $138,430.

INCENTIVE BONUS AGREEMENTS

During June 2005, the Company made an incentive bonus offer to an existing officer of the Company whereby the Company would issue shares of Common Stock, registered under Form S-8, to the officer upon certain milestones being reached. During June, the Company became obligated to issue to said officer 2,000,000 shares of its Common Stock as part of this bonus arrangement. The officer is also entitled to be issued up to 1,000,000 shares of Common Stock upon additional milestones being reached.

JUDGEMENT

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

Finalization of LTDN MERGER

Pursuant to the terms of the Merger and taking into account the finalization of the purchase price adjustment provided for in the Merger Agreement, ATI issued to the stockholders of LTDN consideration consisting of (i) 193,336 shares of Series A Preferred Stock, and (ii) Warrants to purchase 487,903 shares of Series A Preferred Stock at an exercise price of $16.33 per share. ATI recently determined to extend the exercise period for the Warrants so that the exercise period with respect to 25% of the aggregate Warrants will expire on the 14th day following the effective date of the registration statement relating to the Series A Preferred Stock describedabove, 25% of the aggregate Warrants will expire on the 44th day following such effective date, 25% of the aggregate Warrants will expire on the 74th day following such effective date and 25% of the aggregate Warrants will expire on the 104th day following such effective date.

SECURITIES PURCHASE AGREEMENT

         On July 19, 2005, pursuant to a Securities Purchase Agreement dated as of July 14, 2005 (the "Securities Purchase Agreement") among the Company and a group of investors(collectively, the "Investors"), the Company has sold an aggregate of $875,000 principal amount of its Debentures and Debenture Warrants to purchase 12,500,000 shares of Common Stock. The Company received net proceeds in such sale of $785,000, after the payment of offering related fees and expenses. The Debentures and Debenture Warrants were issued in a private placement pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

         The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. If the holders of Common Stock approve the Certificate of Incorporation Amendment to the Company's certificate of incorporation to increase its authorized capital stock to at least 500,000,000 shares, then from and after such approval the Debentures will be convertible, at the holder's option, into shares of Common Stock. As previously disclosed in connection with the Company's acquisition of LTDN and the issuance of Series A Preferred Stock and Warrants (the "LTDN Warrants") to purchase such Series A Convertible Preferred Stock to the shareholders of LTDN, the Company intends to seek approval for the Certificate of Incorporation Amendment at a special meeting of its shareholders which is currently anticipated to be held in the third quarter of 2005. If the Certificate of Incorporation Amendment is not approved by September 30, 2005, the holders of the Debentures will be entitled to require the Company to redeem the Debentures at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. If such approval is obtained, the Debentures will become convertible as described above at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board. The Debentures are secured by a security interest in all of the assets of the Company pursuant to a Security Agreement dated as of July 19, 2005 (the "Security Agreement") among the Company, the Investors and certain other lenders of the Company.

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

         The Company has agreed pursuant to a Registration Rights Agreement dated as of July 14, 2005 (the "Registration Rights Agreement") between the Company and the Investors to file a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to pay the holder of the Debentures certain liquidated damages in the event that such registration statement is not filed by October 5, 2005 or is not declared effective by November 30, 2005 or the effectiveness of such registration statement is subsequently suspended for more than certain permitted periods.


AMENDEMENT TO SECURITIES PURCHASE AGREEMENT

On July 19, 2005, the Company entered into an Amendment (the "Amendment") to each of the Securities Purchase Agreements, the Registration Rights Agreements and Convertible Debentures with The Gross Foundation, Inc., Double U Master Fund, L.P., Platinum Partners Value Arbitrage Fund, L.P. and JM Investors, Inc. The Amendment amended, among other things, the date that the Certificate of Incorporation Amendment must be approved in order to avoid triggering the right of the holders of such Debentures to require the Company to redeem the Debentures at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption from May 31, 2005 to September 30. 2005. The Amendment also amended the date that the registration statement relating to such Debentures must be filed and the date such registration statement must be declared effective in order to avoid triggering the requirement that the Company must pay to the holders of such Debentures certain liquidated damages from May 31, 2005 and July 1, 2005, respectively, to October 5, 2005 and November 30, 2005, respectively. Notwithstanding such amendment, the Company is still obligated to accrue such liquidated damages from such dates in effect prior to such amendment but the Company is not obligated to pay such liquidated damages, and is therefore not in default, until the occurrence of the earlier of the effective date of such registration statement and such dates as amended. In order to induce such lenders to enter into the Amendment the Company issued to such lenders an aggregate of $45,000 of such Debentures and granted to such lenders a security interest in certain patents of the Company pursuant to the Security Agreement.