Form 10QSB
period 2005-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-08-23
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         Commission File Number 0-230761

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

     District of Delaware                                        13-4000208
     --------------------                                        ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             211 Madison Avenue #28B
                            New York, New York 10116
                            ------------------------
                    (Address of principal executive offices)

                                  212-532-2736
                                  ------------
                           (Issuer's telephone number)

                             (Former name of Issuer)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of August 19, 2005 was 92,909,748 .

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                          ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)

                                           INDEX TO FORM 10-QSB

                                              June 30, 2005


                                                                                               Page Nos.
                                                                                               ---------

PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                                            2
            At June 30, 2005

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                 3
            For the Three and Six Months Ended June 30, 2005 and 2004 For the
            Period from Inception (October 1, 1999) to June 30, 2005

        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)                   4
            For the Six Months Ended June 30, 2005

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                               5-6
           For the Six Months Ended June 30, 2005 and 2004 For the Period from
           Inception (October 1, 1999) to June 30, 2005

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                            7-28

     ITEM 2 - PLAN OF OPERATION                                                                    29

     ITEM 3 - CONTROLS AND PROCEDURES                                                              30

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                                                    32

     ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES                             33

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                      33

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  33

     ITEM 5 - OTHER INFORMATION                                                                    33

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                     34

SIGNATURES AND REQUIRED CERTIFICATIONS                                                             36




                 ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)

                         CONDENSED CONSOLIDATED BALANCE SHEET

                                   AT JUNE 30, 2005
                                      (Unaudited)


                                        ASSETS

Current Assets:
     Cash and cash equivalents                                           $    108,382
     Prepaid expenses and other current assets                                234,987
                                                                         ------------


         Total Current Assets                                                 343,369

Property and equipment, net                                                    87,697

Note receivable                                                               229,640
Deferred financing costs, net                                                  85,664
Other assets                                                                   13,205
Capitalized software                                                          677,042
Due from related parties                                                       60,376
                                                                         ------------

         TOTAL ASSETS                                                    $  1,496,993
                                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
     Loans payable                                                       $  1,001,666
     Notes payable - related party                                            150,000
     Accrued liabilities, including $403,927 due to related parties         6,231,091
     Due to related parties                                                 1,152,752
                                                                         ------------

         Total Current Liabilities                                          8,535,509

Convertible debentures (net of debt discount of $741,667)                     158,333
                                                                         ------------

           TOTAL LIABILITIES                                                8,693,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Preferred stock - $.001 par value; 1,000,000 shares authorized;
          254,249 shares issued and outstanding                                   207
     Common stock - $.0001 par value; 100,000,000 shares authorized;
          92,576,748 shares issued and outstanding                              9,257
     Additional paid-in capital                                            34,000,728
     Accumulated other comprehensive income                                    28,260
     Deficit accumulated during the development stage                     (41,235,301)
                                                                         ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                    (7,196,849)
                                                                         ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $  1,496,993
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




                                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                               For the Three Months Ended        For the Six Months Ended           For the Period
                                                        June 30,                         June 30,                   form Inception
                                             ------------------------------    ------------------------------      (October 1, 1999)
                                                  2005            2004             2005            2004             to June 30, 2005
                                             -------------    -------------    -------------    -------------      ----------------
REVENUE                                      $          --    $          --    $          --    $          --      $          9,862

COST AND EXPENSES:

Research and development                           499,837          139,562          626,531          279,124             1,985,733
In-process research and development                     --               --               --               --            23,224,695
Consulting fees                                     86,993          124,293          129,549          248,586             2,424,760
General and administrative including
Compensatory element of stock
issuance of $333,431 and $0 for
the three months ended June 30, 2005
and 2004, respectively and $527,644
and $329,888 for the six months
ended June 30, 2005 and 2004, respectively         936,099          266,192        1,434,419          726,247            12,767,591
Depreciation and amortization                       15,421            7,772           30,473           15,544               288,206
Interest and amortization of debt
  issuance costs                                   246,486            3,686          313,676            7,372               430,801
Other expenses                                     (20,339)           8,222            6,938           16,444               123,377
                                             -------------    -------------    -------------    -------------      ----------------

        TOTAL COSTS AND EXPENSES                 1,764,497          549,727        2,541,586        1,293,317            41,245,163
                                             -------------    -------------    -------------    -------------      ----------------

NET LOSS                                     $  (1,764,497)   $    (549,727)   $  (2,541,586)   $  (1,293,317)     $    (41,235,301)
                                             =============    =============    =============    =============      ================

Basic and diluted loss per common share      $       (0.01)   $       (0.01)   $       (0.01)   $       (0.03)
                                             =============    =============    =============    =============

Weighted average number of common shares
outstanding-Basic and Diluted                  194,258,516       41,665,079      190,198,327       41,134,356
                                             =============    =============    =============    =============


                                     See notes to condensed consolidated financial statements.



                                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)

                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                FROM JANUARY 1, 2005 TO JUNE 30, 2005
                                                             (Unaudited)


                                                                               Accumulated
                                                                                  Other
                                                                                  Compre-    Accumulated       Total
                                                                   ADDITIONAL     hensive    During the    Stockholders'  Compre-
                            COMMON STOCK       PREFERRED STOCK      PAID-IN       Income     Development   Comprehensive  hensive
                          SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL       (Loss)        Stage        Deficiency     Loss
                       -------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 2005      83,931,775   $ 8,393    243,336   $ 195   $31,291,219  $ (433,723)  $(38,693,715)  $ (7,827,631)
Issuance of stock on
  a conversion of a
  accrued expense
  ($.17)                1,692,388       169         --      --       287,537          --             --        287,706
Issuance of stock
  on a conversion
  of aaccrued
  expense ($68.75)             --        --     10,538      11       727,459          --             --        727,470
Issuance of stock
  for compensation
  ($.15)                  523,811        52         --      --        78,519          --             --         78,571
Issuance of stock
  for compensation
  ($.15)                  380,952        38         --      --        57,104          --             --         57,142
Issuance of stock
  for consulting
  fees ($69.23)                --        --        375       1        22,499          --             --         22,500
Issuance of stock
  for consulting
  fees ($.19)             187,500        19         --      --        35,981          --             --         36,000
Issuance of common
  stock for cash
  ($.10)                  500,000        50         --      --        49,950          --             --         50,000
Issuance of common
  stock
  for cash ($.10)         250,000        25         --      --        24,975          --             --         25,000
Issuance of common
  stock
  for cash ($.10)        300,000        30         --      --        29,535          --             --         29,565
Warrants issued with
  convertible
  debentures                   --        --         --      --       572,979          --             --        572,979
Value assigned to
  beneficial
  conversions                  --        --         --      --       327,021          --             --        327,021
Issuance of stock on
  a conversion of a
  note payable
  ($. 17)               1,971,428       197         --      --       137,803          --             --        138,000
Issuance of common
  stock
  for cash ($.10)         250,000        25         --      --        24,975          --             --         25,000
Issuance of common
  stock
  for services ($.13)     276,394        28         --      --        35,903          --             --         35,931
Issuance of common
  stock for
  services ($.12)         312,500        31         --      --        37,469          --             --         37,500
Issuance of stock
  to an officer of
  the Company ($.12)    1,000,000       100         --      --       119,900          --             --        120,000
Issuance of stock
  to an officer of
  the Company ($.14)    1,000,000       100         --      --       139,900          --             --        140,000
Comprehensive Income:
   Net loss                    --        --         --      --            --          --     (2,541,586)    (2,541,586)  (2,541,586)
Other comprehensive
  income (loss),               --        --         --      --            --          --             --             --
Foreign currency
  translation
  adustment                    --        --         --      --            --     461,983             --        461,983      461,983
                       ------------------------------------------------------------------------------------------------------------
Balance -
  June 30, 2005        92,576,748   $ 9,257    254,249   $ 207   $34,000,728  $   28,260   $(41,235,301)  $ (7,196,849)
                       ============================================================================================================

The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed in Note
1.


                                     See notes to condensed consolidated financial statements.




                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES- OPEN
                                          (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                                 For the Period
                                                      For the Six                                from Inception
                                                      Months Ended                              October 1, 1999
                                                        June 30,                                  to March 31,
                                                    ----------------                            ----------------
                                                           2005                 2004                  2005
                                                    ----------------      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $     (2,541,586)     $     (1,293,317)     $    (41,235,300)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Acquired-in process technology                                --                    --            23,224,695
      Stock-based compensation                               527,653               329,880             5,928,917
      Depreciation and amortization                           30,473                34,420               270,775
     Non-cash consulting                                          --                    --               470,000
    Debt discount amortization                               158,334                    --               158,334
     Amortization of deferred financing costs                 18,636                    --                18,636
    Write-off of fixed assets                                     --                    --                11,068
  Changes in Operating Assets and Liabilities:
    Prepaid expenses and other current assets                 (6,298)               (3,483)             (167,398)
   Other assets                                               36,231               (13,204)               23,026
    Accrued liabilities                                    1,144,500                (6,333)            1,846,338
                                                    ----------------      ----------------      ----------------

    Net Cash Used in Operating Activities                   (632,057)             (952,037)           (9,450,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of common ATI stock                        --                    --               460,000
Capitalized software                                        (197,666)             (174,786)             (677,043)
Advances to ATI prior to merger                                   --                    --            (2,443,619)
Capital expenditures                                              --                34,933              (317,467)
                                                    ----------------      ----------------      ----------------

    Net Cash (Used in) Provided by Investing                (197,666)             (139,853)           (2,978,129)
      Activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                      129,565                    --             9,986,633
Capitalized financing costs                                 (104,300)                   --              (104,300)
Proceeds from issuance of convertible debenture              900,000                    --               900,000
 Proceeds from loans                                              --                     0               886,903
 Repayment of loans                                               --              (344,728)              (78,954)
Notes payable-related party                                       --                    --                    --
 Due from (to) related parties, net                          (37,022)           (1,419,383)              947,158
                                                    ----------------      ----------------      ----------------

    Net Cash Provided by Financing Activities                888,243             1,075,105            12,537,440

Decrease in Cash                                              58,520             (16,785)                108,382

Cash - Beginning of Year                                      49,862                59,520                    --
                                                    ----------------      ----------------      ----------------

Cash - End of Period                                $        108,382      $         42,268               108,382
                                                    ================      ================      ================


                            See notes to condensed consolidated financial statements.




                                   ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


                                                                                                         For the Period
                                                                          For the Six Months Ended       From Inception
                                                                                  June 30,              (October 1, 1999)
                                                                       ------------------------------          Through
                                                                            2005            2004           June 30, 2005
                                                                       -------------    -------------   -----------------
Supplementary disclosure of Cash Flows Information:

   Interest paid                                                       $         --    $          --    $              --
                                                                       ============    =============    =================

   Income taxes paid                                                   $         --    $          --    $              --
                                                                       ============    =============    =================

Non-Cash Investing and Financing Transactions:
----------------------------------------------

   Conversion of debt and related interest                             $    138,000    $          --    $         362,819
                                                                       ============    =============    =================

   Value allocated to debt discount related to convertible debentures  $    900,000    $          --    $         900,000
                                                                       ============    =============    =================

   Conversion of advances to affiliate                                 $         --    $          --    $       1,055,000
                                                                       ============    =============    =================

   Offering costs satisfied by transfer of ATI stock                   $         --    $          --    $        (125,000)
                                                                       ============    =============    =================

Conversion of accrued liabilities                                      $  1,015,176    $          --    $              --
                                                                       ============    =============    =================

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

LTDN and its wholly-owned Australian subsidiary LTDnetwork PTY LTD ("LTD PTY") are development stage companies and their efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. LTDN and LTD PTY specialize in the development of innovative technologies, software and services for online e-tailers, advertising, media and marketing companies.

The acquisition was consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among ATI, LTDN and LTDN Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ATI ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among ATI, LTDN and Acquisition Sub. Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger and taking into account the purchase price adjustment in connection therewith, ATI issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 193,336 shares of Series A Convertible Preferred Stock, of ATI ("Series A Preferred Stock") and
(ii) warrants (the "Warrants") to purchase 487,903 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to 25% of the aggregate Warrants will expire on the 14th day following the effective date of the registration statement relating to the Series A Preferred Stock described below, 25% of the aggregate Warrants will expire on the 44th day following such effective date, 25% of the aggregate Warrants will expire on the 74th day following such effective date and 25% of the aggregate Warrants will expire on the 104th day following such effective date.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

Reverse Merger (Continued)
--------------------------

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

ATI has agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the Merger within 90 days following the date (the "Trigger Date") the Certificate of Incorporation Amendment is filed with the Delaware Secretary of State. In addition, ATI has agreed to use its reasonable efforts to cause such registration statement to be declared effective within 180 days of the Trigger Date. In the event that the Certificate of Incorporation Amendment is not filed by December 15, 2005, ATI has agreed to register the shares of Series A Preferred Stock issued in the Merger. ATI has agreed to keep any such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder,
(b) the expiration of the period referred to in Rule 144(k) under the Securities Act and (c) two years from the effective date of such registration statement.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

Organization And Description Of ATI
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Going Concern And Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of June 30, 2005, the Company had an accumulated deficit since inception of $41,235,301 and a working capital deficiency and stockholder's deficiency of $8,192,141 and $7,196,849, respectively. In addition the Company is delinquent in paying its payroll taxes in Germany and Australia at June 30, 2005 in the amounts of approximately $199,800 and $356,448, respectively

Management's business plan will require additional financing.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS AND REVERSE MERGER (CONTINUED)

Going Concern And Management's Plan (Continued)
-----------------------------------------------

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2005. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. Between January 1, 2005 through August 20, 2005, the Company has raised from various financing sources approximately $1,750,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 25,000,000 shares of Common Stock.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Method Of Accounting For Unconsolidated Affiliates
---------------------------------------------------------

At June 30, 2005, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

                                                 %                    Country of
                                               Owned                  Operations
                                               -----                  ----------
Flexitech, Ltd.                                20.00%                   Israel
Pirocat, Ltd.                                  20.00%                   Israel
Sibconvers                                     50.00%                   Russia
Container Engineering, Ltd                     50.00%                   Russia

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies. The Company's carrying values in these equity-method investments is zero as of June 30, 2005.

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

Amounts capitalized by LTDN during the six months ended June 30, 2005 and 2004 totaled $197,666 and $174,786 respectively. There was no amortization expense for the three and six months ended June 30, 2005 and 2004 as the software product was not placed into use as of June 30, 2005.

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

Accumulated other comprehensive loss, at June 30, 2005, consists of foreign currency translation adjustments in the amount of $28,260

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

The additional disclosures required by SFAS No. 148 are as follows:


                                                        For the Three Months Ended             For the Six Months Ended
                                                                  June 30,                             June 30,
                                                      ------------------------------      ----------------------------------
                                                          2005               2004             2005                  2004
                                                      -------------      -----------      ---------------      -------------
                                                                (UNAUDITED)                            (UNAUDITED)
Net loss applicable to common stockholders, as
  reported                                            $  (1,764,497)     $  (549,727)     $    (2,541,586)     $  (1,293,317)
    Add: Stock-based employee compensation
      expense included in reported net loss                      --               --                   --                 --

    Less: Stock-based employee compensation
      expense net of  tax effect under r the fair
      value-based method of accounting                           --               --                   --                 --
                                                      -------------      -----------      ---------------      -------------

    Pro-Forma Net Loss Under Fair Value
      Method                                          $  (1,764,497)     $  (549,727)     $    (2,541,586)     $  (1,293,317)
                                                      =============      ===========      ===============      =============

    Loss Per Share-Basic and Diluted, as
      Reported                                        $       (0.01)     $     (0.01)     $         (0.01)     $       (0.03)
                                                      =============      ===========      ===============      =============
    Pro-Forma Loss Per Share-Basic and Diluted        $       (0.01)     $     (0.01)     $         (0.01)     $       (0.03)
                                                      =============      ===========      ===============      =============


                                                               13

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

Common stock equivalents, consisting of convertible debt, convertible preferred stock, options and warrants, discussed in Note 7, were not included in the calculation of diluted loss per share because their inclusion would have had been anti-dilutive.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement did not have an effect on the Company's calculation of EPS.

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

The total consideration for the acquisition of the ATI equity securities was determined as follows:

                                                       No. of
                                                       Shares          Amount
                                                      ----------    ------------
Value of ATI common stock                             83,931,775    $ 12,589,766
Value of 50,000 shares of ATI preferred stock,
  based upon a conversion rate
  of 400 to 1 conversion rate                         20,000,000       3,000,000
Value of ATI options/warrants                         15,589,766         351,889

        Total Purchase Price                                        $ 15,941,655

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - MERGER AND CONVERSION AGREEMENT (CONTINUED)

Merger Agreement - LTDN (Continued)
-----------------------------------

The fair value used to value the Common Stock was based on the quoted market price of Common Stock at the time the merger transaction was announced.

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

Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to ATI's net tangible and intangible assets based as follows:

Prepaid expenses and other current assets                 $          67,589
Property and equipment, net                                          52,166
Note receivable-Related Party                                       229,640
Due from related parties                                             59,946
Loans and notes payable                                            (549,999)
Accrued liabilities                                              (5,584,825)
Advances from LTDN                                               (1,388,619)
Due to related parties                                             (168,938)
Acquired in-process technology                                   23,224,695
Equity securities issued                                        (15,941,655)
                                                          ------------------
Net Cash                                                  $              --
                                                          =================

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


                                                   SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                              ---------------------------       ---------------------------
                                                 2005             2004             2005             2004
                                              ----------       ----------       ----------       ----------
                                                                           (UNAUDITED)
Net revenues                                  $       --       $       --       $       --       $       --

Net loss                                      (2,541,585)      (3,088,669)      (1,764,496)      (1,013,982)

Basic and diluted loss per common share:

  Net loss                                    $     (.01)      $     (.03)      $     (.01)      $     (.01)



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

In 2004, 1,250,000 shares of Common Stock owned by LTDN were transferred to finders valued at $125,000 in connection with the sale of LTDN common stock.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following:

Office furniture and fixtures                                      $  47,190
Purchased software                                                   172,053
Computer hardware                                                    173,830
Assets acquired in merger                                             52,166
                                                                   ----------
                                                                     445,239
Less: Accumulated depreciation                                       (357,542)
                                                                   ----------

Property and equipment, net                                        $  87,697
                                                                   ==========

Depreciation expense for the three months ended June 30, 2005 and 2004 amounted to $15.421 and $7,772, respectively. Depreciation expense for the six months ended June 30, 2005 and 2004, amounted to $30,473 and $15,544, respectively.

NOTE 5 - DEFERRED FINANCING COST

At June 30, 2005, deferred financing costs incurred in connection with the sale of a 9% convertible debenture in the amount of $900,000 (Note 6) was:

Deferred financing cost                                              $  104,300
Less: Accumulated amortization                                          (18,636)
                                                                     ----------
Deferred Financing Cost, Net                                         $   85,664
                                                                     ==========

Amortization of deferred financing cost for the three months ended June 30, 2005 and June 30, 2004 was $17,383 and $-0-, respectively. Amortization of deferred financing cost for the six months ended June 30, 2005 and June 30, 2004 was $18,636 and $-0-, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE DEBENTURE

During March 2005 the Company raised from an individual $150,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants) to purchase 1,666,668 shares of Common Stock. On April 5, 2005 the Company entered into an Amendment of the Debentures and the Debenture Warrants relating to the March 2005 financing were increased to 2,142,856. During the second quarter of 2005, the Company has raised from various financing sources approximately $750,000 through the issuance of Debenture and Debenture Warrants to purchase 11,190,474 shares of Common Stock. Subsequent to June 30, 2005, the Company raised from various financing sources approximately $850,000 through the issuance of Debentures and Debenture Warrants to purchase 12,500,000 shares of Common Stock. During July 2005, the Company has also issued an additional $45,000 aggregate principal amount of Debentures to certain holders of the Debentures in consideration for such holders agreeing to certain amendments with respect to the terms of the Debentures.

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

In connection with the issuance of the Debentures to date, the Company issued warrants to purchase up to 25,000,000 shares of Common Stock, at a per share exercise price of $0.10, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs.

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

The fair value of the $150,000 debt securities issued in March of 2005 were allocated 72.2% or $108,271 to the Debentures and 27.8% or $41,729 to the Debenture Warrants. The conversion price of the Debentures was below the market price of the Company's Common Stock at March 2, 2005, which resulted in a beneficial conversion feature relating to the $150,000 of $108,271. In Accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The fair value of the $750,000 debt securities issued during the second quarter of 2005 were allocated 29.2% or $218,750 to the Debentures and 70.8% or $531,250 to the Debenture Warrants. The combined values allocated to the warrants and beneficial conversion feature of $750,000 was recorded as a debt discount and is being amortized over the period ending August 20, 2006. In Accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

Amortization of debt discount for the period ended June 30, 2005 was $158,333.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value - $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. At June 30, 2005, 254,199 shares of Series A Preferred Stock has been issued

Stock Issuances For The Six Months Ended June 30, 2005
------------------------------------------------------

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

During February 2005, the Company issued 187,500 shares if common stock to a consultant for services provided valued at $36,000. During March 2005, the Company issued to several investors 1,050,000 shares of Common Stock for $104,565.

During March 2005, the Company issued 375 shares of Series A Convertible Preferred Stock, valued at $22,500, to a party as a finders fee relating to financings the Company entered into during the first quarter of 2005.

During May 2005, the Company issued 276,394 shares of Common Stock to a consultant for services provided valued at 35,931.

During June 2005, the Company entered into a conversion agreement with a debt holder whereby the Company issued 1,971,428 shares of restricted Common Stock as full and final payment of $138,000 of accrued liabilities.

During June 2005, the Company issued 312,500 shares of Common Stock to a consultant for services provided valued at $37,500.

During April 2005, the Company sold to an investor 250,000 shares of Common Stock for $25,000.

During June, the Company issued to an officer 2,000,000 shares of its Common Stock pursuant to a June 30, 2005 Bonus Inceptive arrangement. The officer is also entitled to be issued up to 1,000,000 shares of Common Stock upon additional milestones being reached. The total value of the 2,000,000 shares issued was $260,000, which was charge to operations during the quarter ended June 30, 2005.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

---------------------------------------------------------------- --------------
Convertible Debentures                                              12,857,142
---------------------------------------------------------------- --------------
Options to purchase Common Stock                                     1,712,777
---------------------------------------------------------------- --------------
Warrants to purchase Common Stock                                   15,999,998
---------------------------------------------------------------- --------------
Convertible Preferred Stock                                        101,679,699
---------------------------------------------------------------- --------------
Warrants to purchase Convertible Preferred Stock                   195,161,200
                                                                   -----------
---------------------------------------------------------------- --------------

     Total as of June 30, 2005                                     327,410,816
                                                                   ===========
---------------------------------------------------------------- --------------

---------------------------------------------------------------- --------------
Substantial and potential issuances after June 30, 2005:

---------------------------------------------------------------- --------------
Warrants to purchase Common Stock                                   12,500,000
---------------------------------------------------------------- --------------
Convertible Debentures (assuming conversion price of $0.07)         12,142,857
---------------------------------------------------------------- --------------
Issuance of Common Stock for services                                  333,000
---------------------------------------------------------------- --------------

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND OTHER MATTERS

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, ATI engaged ERBC Holdings, LTD ("ERBC"), a related party, as a consultant to undertake all aspects of ATI's operations in Russia. Pursuant to the letter agreement, ATI agreed to pay ERBC a fee of $115,000 per year which was increased to $240,000 commencing in 2001 In February 2005, the balance outstanding under this agreement of $1,015,176was converted into 1,692,388 shares of Common Stock and 10,538 shares of Series A Preferred Stock.

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

ATI is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. The work under the contracts has not been completed as of June 30, 2005 and at this time the completion date can not be determined as a continued result of limited funding.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Acquisition Of In-Process Technologies
--------------------------------------

In connection with an oral agreement, ATI has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of ATI has indicated that this transaction is expected to close during the end of 2005 although there is no assurance it will be consummated. As of June 30, 2005, LTDN has paid $352,089 to the German bank as part of this oral agreement.

Legal Disputes
--------------

During the quarter ended June 30, 2003, ATI was notified that Dr. Jurgen Lempert intended to commence legal proceeding against ATI relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect $69,629. As of June 30, 2005, the Company has accrued such amounts.

A noteholder has threatened to sue ATI for repayment of an outstanding note. To date, ATI has not been served with a lawsuit. In the event the noteholder does sue ATI, ATI believes it has sufficient defenses for nonpayment of the note and intends to vigorously defend itself against such claims.

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

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, initiated legal proceedings against ATI for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect $67,808. As of June 30, 2005, the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect $197,486. At June 30, 2005, the Company has accrued such amounts. Mr. Goerke has filed for a lien against certain assets of Cetoni, one of the Company's wholly owned subsidiaries.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Legal Disputes (Continued)
--------------------------

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of June 30, 2005, LTDN accrued $100,000 related to this judgment.

A German court has suspended the corporate registration of Cetoni. The Company does not intend to appeal this decision as it is consistent with the restructuring of all German operations. The Company does not believe this ruling will have a material impact on the Company's operations as Cetoni no linger has any significant tangible or intangible assets.

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

Shares issued under these arrangements were valued at $405,000. As part of the settlement agreement, the law firm was entitled to penalty shares in the event certain shares were not registered on Form S-8 by July 1, 2004. As such, the law firm received 65,590 shares of restricted common stock as a penalty. The Settlement Agreement allows for a period of one year, for a repricing of shares in the event that the Common Stock trades below a price of $0.12 per share for a period of 30 consecutive days. In the event that the repricing is triggered, additional shares of Common Stock would be issuable as detailed in the Settlement Agreement. During August 2005, the repricing mechanism was triggered and the Company is obligated to issue 70,000 shares of its restricted Common Stock under the terms of the Settlement Agreement.

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

Segment results for the six months ended June 30, 2005 and 2004 are as follows:

2005:
---------------------
                            U.S.A.       Australia        Germany       Eliminations     Consolidated
                        ------------    -----------      ----------     ------------     ------------

Net Loss                $  (933,869)    $(1,584,571)     $  (23,145)    $         --     $ (2,541,585)
                        ===========     ===========      ==========     ============     ============


Depreciation and
  amortization          $        --     $    16,687          13,786     $         --     $     30,473
                        ===========     ===========      ==========     ============     ============

Identifiable Assets     $   229,641     $ 1,109,369      $  157,983     $         --     $  1,496,993
                        ===========     ===========      ==========     ============     ============

2004:
---------------------

Net Loss                $        --     $(1,293,317)     $       --     $         --     $ (1,293,317)
                        ===========     ===========      ==========     ============     ============


Depreciation and
  amortization          $        --     $    15,544      $       --     $         --     $     15,544
                        ===========     ===========      ==========     ============     ============



                                       27

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Segment results for the three months ended June 30, 2005 and 2004 are as follows:

2005:
---------------------
                            U.S.A.       Australia         Germany      Eliminations    Consolidated
                        -----------     -----------      ----------     ------------     -----------

Net Loss                $  (933,869)    $  (888,032)     $  (57,405)    $         --     $(1,764,496)
                        ===========     ===========      ==========     ============     ===========

Depreciation and

amortization            $        --     $     8,528           6,893     $         --     $    15,421
                        ===========     ===========      ==========     ============     ===========

Identifiable Assets     $   229,641     $ 1,109,369      $  157,983     $         --     $ 1,496,993
                        ===========     ===========      ==========     ============     ===========

2004:
---------------------

Net Loss                $        --     $  (549,727)     $       --     $         --     $  (549,727)
                        ===========     ===========      ==========     ============     ===========


Depreciation and
amortization            $        --     $     7,772      $       --     $         --     $     7,772
                        ===========     ===========      ==========     ============     ===========

At June 30, 2004, all identifiable assets were in Australia.

NOTE 10 - SUBSEQUENT EVENTS

SUBSEQUENT STOCK ISSUANCES

Debt Issuances
--------------

On July 19, 2005, pursuant to a Securities Purchase Agreement dated as of July 14, 2005 (the "Securities Purchase Agreement") among the Company and a group of investors (collectively, the "Investors"), the Company has sold an aggregate of $850,000 principal amount of its Debentures and Debenture Warrants to purchase 12,500,000 shares of Common Stock. The Company received net proceeds in such sale of $760,000, after the payment of offering related fees and expenses. The Debentures and Debenture Warrants were issued in a private placement pursuant to
Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). The terms of these securities are substantial the same to the securities described in Note 6

ITEM 2. PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report on Form 10-QSB and with the annual report of Advanced Technology Industries, Inc. ("we", "us", "ATI" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 2004. This report on Form 10-QSB contains certain statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements, among other things, include the discussions of the Company's expectations set forth below. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate. These influences include, but are not limited to the following: whether or not we can successfully commercialize the products of our subsidiaries; whether or not we are able to acquire new, marketable technologies; whether or not others develop products or services that are more readily accepted than, or compete with, the products or services we currently offer or intend to offer; political turmoil or changes in government policies in the countries in which we do business; whether or not we are able to raise sufficient capital to fund our operations, including funding the development of the technologies owned by our subsidiaries, and other factors or influences that may be out of our control. Although not always the case, forward looking statements can be identified by the use of words such as "believes", "expects", "intends", "projects", "anticipates", "contemplates", or "estimates".

The following discussion and analysis should be read in conjunction with the remainder of this Quarterly Report on Form 10-QSB including, but not limited to, the financial statements and notes thereto included herein.

COMPANY OPERATIONS

We are a development stage company and our efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. This discussion provides an analysis of our anticipated plan of operation for the next 12 months.

We were formed in 1995 to acquire and commercialize new or previously existing but non-commercialized technologies. Directly or through a subsidiary, we may acquire a direct interest in these technologies, a right to use these technologies, and/or an ownership interest in the entity owning these technologies. The acquisition of technologies by us may be made by the issuance of our common stock (the "Common Stock") or other securities, cash or other consideration, or a combination thereof. Our principal activities include identifying, reviewing and assessing technologies for their commercial applicability and potential.

During the next 12 months we intend to concentrate on the (i) continued development and marketing of the software products of LTDnetwork, Inc., a development-stage company which commenced operations in 1999 ("LTDN"), (ii) commercialization of the Company's proprietary resealable metal beverage can,
(iii) commercialization certain of the Company's consumer products, including products in the following markets: automotive accessory (ToolStar, Ring Memory), healthcare (Pharmaceutical packaging), household goods (butter dish, sugar dispenser, candy dispenser, fruit peeler and fruit peeler with tray), sports (Power Ball and Walk and Roll), office and general consumer markets (Light Boy, Cleaning Center), and (iv) commercialization of products developed by Alfa-Pro Products GmbH, a subsidiary acquired in December 2004, and from the intellectual property acquired from Schlattl GBR in December 2004.

Except for a nominal amount of revenue from the sale of Cetoni Umwelttechnologie Entwicklungs GmbH ("Cetoni") products in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. We will require additional financing to continue our planned operations during the next 12-month period. Management believes that it will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations.

In particular, we need to obtain financing for the production of machine-fabricated samples for distribution to beverage producers who have previously expressed an interest in our resealable beverage can. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. We anticipate that in the event we are required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required. The production of the machine produced samples has been delayed by a failed financing, the proceeds of which were to be used to complete this production run.

Also, we have recently launched our intelliChoice product developed by LTDN. We need to raise additional funds in order to put us in a position to successfully market and distribute such product. We also plan on launching our Qtrax product within the next few months.

Ideally, upon the commercialization of our products, including intelliChoice and Qtrax, and implementation of operational cost controls, we would hope that sustainable revenues will be able to be generated so as to avoid the necessity to raise significant funds in the longer term. There can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues therefrom.

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

Between March 1, 2005 and August 19, 2005, the Company has raised from various financing sources approximately $1,750,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 25,000,000 shares of Common Stock. The Company has also issued an additional $45,000 aggregate principal amount of Debentures to certain holders of the Debentures in consideration for such holders agreeing to certain amendments with respect to the terms of the Debentures.

The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. If the holders of Common Stock approve an amendment (the "Certificate of Incorporation Amendment") to ATI's certificate of incorporation to increase its authorized capital stock from 100,000,000 shares to at least 500,000,000 shares, then from and after such approval the Debentures will be convertible, at the holder's option, into shares of Common Stock. If the Certificate of Incorporation Amendment is not approved by September 30, 2005, the holders of the Debentures will be entitled to require the Company to redeem the Debentures held by such holders at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. If such approval is obtained, the Debentures will become convertible as described above at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. Subject to limited exceptions, a holder shall not be entitled to convert a Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of the shares of Common Stock following such conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board. The Debentures are secured by a security interest in all of the Company's assets.

Each Debenture Warrant is exercisable during the period from the approval of the Certificate of Incorporation Amendment until the second anniversary of the effective date of the registration statement described below. The Debenture Warrants are exercisable at $0.10 per share, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. Subject to limited exceptions, a holder shall not be entitled to convert a Debenture Warrant held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of the shares of

Common Stock following such conversion. If the average of the closing bid prices of the Common Stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of the Common Stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each Debenture Warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from the Company that such average price and closing bid prices have occurred, the exercise price for such Debenture Warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs). Holders of Debenture Warrants are entitled to effect a cashless exercise of the Debenture Warrants if the registration statement (as described below) has not been declared effective prior the first anniversary of the issuance of the Debenture Warrants. If the Certificate of Amendment is not approved the Debenture Warrants will not become exercisable.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the 's rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The material weakness related to the December 31, 2004 financial statement closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stock transactions as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004, the unaudited financial statements for the quarter ended March 31, 2005 and the unaudited financial statements for the quarter ended June 30, 2005.

Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the quarter ended June 30, 2005 fairly present, in all material respects, our financial condition and results of operations.

The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these maters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we have retained a CPA who assisted us in the preparation of our financial statements, and the Forms 10-QSB for the quarter ended March 2005 and the quarter ended June 30, 2005. We intend to complete a review of our financial disclosure process and define and implement additional needed improvements.

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

(b) Changes in Internal Controls and Procedures. None.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 In May 2004, TPG Capital Corporation filed a claim against the Company with the International Centre for Dispute Resolution. TPG Capital Corporation claims it is entitled to receive additional shares of Common Stock for certain services provided to the Company with the Company's merger with Aberdeen Acquisition Corporation. An agreement executed by the Company and TPG Capital Corporation in 1999 provided that on the first anniversary of such merger the amount of Common Stock previously issued to TPG Capital Corporation in connection with such services would be adjusted such that the aggregate stock held by TPG Capital Corporation would have a value of at least $500,000. At such time, such provision would have resulted in 1,465,671 shares of Common Stock being issued to TPG Capital Corporation. TPG Capital Corporation claims it is entitled to such number of shares plus additional shares in connection with interest and the difference between the Company's current stock price and such stock price on such one year anniversary. The Company believes that is has certain defenses to such claims based on certain actions taken by TPG Capital Corporation. This case is current schedule to be heard by a third party arbitrator on October 20, 2005.

A German court has suspended the corporate registration of Cetoni. The Company does not intend to appeal this decision as it is consistent with the restructuring of all German operations. The Company does not believe this ruling will have a material impact on the Company's operations as Cetoni no longer has any significant tangible or intangible assets

The Company is subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES.

During May 2005, the Company issued 276,394 shares of Common Stock to a consultant for services provided valued at $35,931.

During June 2005, the Company entered into a conversion agreement with a debt holder whereby the Company agreed to issue 1,977,585 shares of restricted Common Stock as full and final payment of $138,000.

During June 2005, the Company issued 312,500 shares of Common Stock to a consultant for services provided valued at $37,500. Such shares were issued on Form S-8.

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

Liquidity and Capital Resources

At June 30, 2005, the Company had a working capital deficiency of approximately $8,192,000. In addition, the Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $41,235,000. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product and marketing plan.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



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

Exhibit 3.4       Amended and Restated By-laws of the Registrant (4)

Exhibit 4.1 Warrant Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (1)

Exhibit 4.2 Registration Rights Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (1)

Exhibit 4.3 Securities Purchase Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc.(3)

Exhibit 4.4 Amendment No. 1 dated as of April 5, 2005 to the Securities Purchase Agreement and the Transaction Documents between the Registrant and The Gross Foundation, Inc.(3)

Exhibit 4.5 Form of 9% Convertible Debenture issued to The Gross Foundation, Inc.(3)

Exhibit 4.6       Form of Warrant issued to The Gross Foundation, Inc.(3)

Exhibit 4.7 Registration Rights Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc.(3)

Exhibit 4.8 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.(3)

Exhibit 4.9 Form of 9% Convertible Debenture issued to Double U Master Fund, L.P.(3)

Exhibit 4.10      Form of Warrant issued to Double U Master Fund, L.P.(3)

Exhibit 4.11 Registration Rights Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.(3)

Exhibit 4.12 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Platinum Partners Value Arbitrage

Exhibit 4.13      Fund, L.P.(3)

Exhibit 4.14 Form of 9% Convertible Debenture issued to Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.15 Form of Warrant issued to Platinum Partners Value Arbitrage Fund, L.P.(3)

                  Registration Rights Agreement dated as of April 18, 2005
Exhibit 4.16 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.17 Securities Purchase Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(3)

Exhibit 4.18      Form of 9% Convertible Debenture issued to JM Investors,
                  Inc.(3)
                  Form of Warrant issued to JM Investors, Inc.(3)

Exhibit 4.19 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(3)

Exhibit 4.20 Securities Purchase Agreement dated as of July 14, 2005 between the Registrant and the investors named therein (4)

Exhibit 4.21 Form of 9% Convertible Debenture issued to certain investors on July 19, 2005 (3)

Exhibit 4.22      Form of Warrant issued to certain investors on July 19, 2005
                  (4)

Exhibit 4.23 Registration Rights Agreement dated as of July 14, 2005 between the Registrant and the investors named therein (4)

Exhibit 4.24 Amendment No. 1 dated as of July 19, 2005 to the Registration Rights Agreements between the Registrant and the investors named therein and the related Debentures (4)

Exhibit 4.25 Security Agreement dated as of July 19, 2005 between the Registrant and the investors named therein (4)

Exhibit 21.1      List of Subsidiaries (3)

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

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 17, 2004
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2000.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on May 23, 2005.
(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2005 .


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: August 22, 2005            By:  /s/ Allan Klepfisz
                                       ---------------------------------------
                                       Allan Klepfisz, Chief Executive Officer

Dated: August 22, 2005            By:  /s/ James Samuelson
                                       ---------------------------------------
                                       James Samuelson
                                       Chief Financial Officer