Form 10QSB/A
period 2005-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-08-26
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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


                                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)

                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                FROM JANUARY 1, 2005 TO JUNE 30, 2005
                                                             (Unaudited)


                                                                               Accumulated
                                                                                  Other        Deficit
                                                                                  Compre-    Accumulated       Total
                                                                   ADDITIONAL     hensive    During the    Stockholders'  Compre-
                            COMMON STOCK       PREFERRED STOCK      PAID-IN       Income     Development   Comprehensive  hensive
                          SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL       (Loss)        Stage        Deficiency     Loss
                       -------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 2005      83,931,775   $ 8,393    243,336   $ 195   $31,291,219  $ (433,723)  $(38,693,715)  $ (7,827,631)
Issuance of stock on
  a conversion of a
  accrued expense
  ($.17)                1,692,388       169         --      --       287,537          --             --        287,706
Issuance of stock
  on a conversion
  of accrued
  expense ($68.75)             --        --     10,538      11       727,459          --             --        727,470
Issuance of stock
  for compensation
  ($.15)                  523,811        52         --      --        78,519          --             --         78,571
Issuance of stock
  for compensation
  ($.15)                  380,952        38         --      --        57,104          --             --         57,142
Issuance of stock
  for consulting
  fees ($69.23)                --        --        375       1        22,499          --             --         22,500
Issuance of stock
  for consulting
  fees ($.19)             187,500        19         --      --        35,981          --             --         36,000
Issuance of common
  stock for cash
  ($.10)                  500,000        50         --      --        49,950          --             --         50,000
Issuance of common
  stock
  for cash ($.10)         250,000        25         --      --        24,975          --             --         25,000
Issuance of common
  stock
  for cash ($.10)        300,000        30         --      --        29,535          --             --         29,565
Warrants issued with
  convertible
  debentures                   --        --         --      --       572,979          --             --        572,979
Value assigned to
  beneficial
  conversions                  --        --         --      --       327,021          --             --        327,021
Issuance of stock on
  a conversion of a
  note payable
  ($. 17)               1,971,428       197         --      --       137,803          --             --        138,000
Issuance of common
  stock
  for cash ($.10)         250,000        25         --      --        24,975          --             --         25,000
Issuance of common
  stock
  for services ($.13)     276,394        28         --      --        35,903          --             --         35,931
Issuance of common
  stock for
  services ($.12)         312,500        31         --      --        37,469          --             --         37,500
Issuance of stock
  to an officer of
  the Company ($.12)    1,000,000       100         --      --       119,900          --             --        120,000
Issuance of stock
  to an officer of
  the Company ($.14)    1,000,000       100         --      --       139,900          --             --        140,000
Comprehensive Income:
   Net loss                    --        --         --      --            --          --     (2,541,586)    (2,541,586)  (2,541,586)
Other comprehensive
  income (loss),               --        --         --      --            --          --             --             --
Foreign currency
  translation
  adjustment                   --        --         --      --            --     461,983             --        461,983      461,983
                       ------------------------------------------------------------------------------------------------------------
Balance -
  June 30, 2005        92,576,748   $ 9,257    254,249   $ 207   $34,000,728  $   28,260   $(41,235,301)  $ (7,196,849)
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


                           ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES- OPEN
                                          (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                                 For the Period
                                                      For the Six                                from Inception
                                                      Months Ended                              October 1, 1999
                                                        June 30,                                  to March 31,
                                                    ----------------                            ----------------
                                                           2005                 2004                  2005
                                                    ----------------      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $     (2,541,586)     $     (1,293,317)     $    (41,235,301)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Acquired-in process technology                                --                    --            23,224,695
      Stock-based compensation                               527,653               329,880             5,928,917
      Depreciation and amortization                           30,473                34,420               270,775
     Non-cash consulting                                          --                    --               470,000
    Debt discount amortization                               158,334                    --               158,334
     Amortization of deferred financing costs                 18,636                    --                18,636
    Write-off of fixed assets                                     --                    --                11,068
  Changes in Operating Assets and Liabilities:
    Prepaid expenses and other current assets                 (6,298)               (3,483)             (167,398)
   Other assets                                               36,231               (13,204)               23,026
    Accrued liabilities                                    1,144,500                (6,333)            1,846,319
                                                    ----------------      ----------------      ----------------

    Net Cash Used in Operating Activities                   (632,057)             (952,037)           (9,450,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of common ATI stock                        --                    --               460,000
Capitalized software                                        (197,666)             (174,786)             (677,043)
Advances to ATI prior to merger                                   --                    --            (2,443,619)
Capital expenditures                                              --                34,933              (317,467)
                                                    ----------------      ----------------      ----------------

    Net Cash (Used in) Provided by Investing                (197,666)             (139,853)           (2,978,129)
      Activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                      129,565                    --             9,986,633
Capitalized financing costs                                 (104,300)                   --              (104,300)
Proceeds from issuance of convertible debenture              900,000                    --               900,000
 Proceeds from loans                                              --                    --               886,903
 Repayment of loans                                               --              (344,278)              (78,954)
Notes payable-related party                                       --                    --                    --
 Due from (to) related parties, net                          (37,022)           (1,419,383)              947,158
                                                    ----------------      ----------------      ----------------

    Net Cash Provided by Financing Activities                888,243             1,075,105            12,537,440

Decrease in Cash                                              58,520             (16,785)                108,382

Cash - Beginning of Year                                      49,862                59,520                    --
                                                    ----------------      ----------------      ----------------

Cash - End of Period                                $        108,382      $         42,268               108,382
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

Going Concern And Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of June 30, 2005, the Company had an accumulated deficit since inception of $41,235,301 and a working capital deficiency and stockholder's deficiency of $8,192,140 and $7,196,849, respectively. In addition the Company is delinquent in paying its payroll taxes in Germany and Australia at June 30, 2005 in the amounts of approximately $199,800 and $356,448, respectively

Management's business plan will require additional financing.

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

                                                     (UNAUDITED)                       (UNAUDITED)
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



                                       27

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Segment results for the three months ended June 30, 2005 and 2004 are as follows:

2005:
---------------------
                            U.S.A.       Australia         Germany      Eliminations    Consolidated
                        -----------     -----------      ----------     ------------     -----------

Net Loss                $  (819,059)    $  (888,032)     $  (57,405)    $         --     $(1,764,496)
                        ===========     ===========      ==========     ============     ===========

Depreciation and

amortization            $        --     $     8,528           6,893     $         --     $    15,421
                        ===========     ===========      ==========     ============     ===========

Identifiable Assets     $   229,641     $ 1,109,369      $  157,983     $         --     $ 1,496,993
                        ===========     ===========      ==========     ============     ===========

2004:
---------------------

Net Loss                $        --     $  (549,727)     $       --     $         --     $  (549,727)
                        ===========     ===========      ==========     ============     ===========


Depreciation and
amortization            $        --     $     7,772      $       --     $         --     $     7,772
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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern... At June 30, 2005, the Company had a working capital deficiency of approximately $8,192,000. In addition, the Company continues to incur losses from operations and has an accumulated deficit since inception of approximately $41,235,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. We will require additional financing to continue our planned operations during the next 12-month period. Management believes that it will be able to raise the necessary financing to continue planned operations.. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations.

In addition, the Company is delinquent in paying its payroll taxes in Germany and Australia at June 30, 2005 in the amounts of approximately$ $200,000 and $356,000, respectively.

Ideally, upon the commercialization of our products, and implementation of operational cost controls, we would hope that sustainable revenues will be able to be generated so as to avoid the necessity to raise significant funds in the longer term. There can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues there form.

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

                                  ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: August 26, 2005            By:  /s/ Allan Klepfisz
                                       ---------------------------------------
                                       Allan Klepfisz, Chief Executive Officer

Dated: August 26, 2005            By:  /s/ James Samuelson
                                       ---------------------------------------
                                       James Samuelson
                                       Chief Financial Officer