Form 10QSB
period 2005-09-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-11-21
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-230761

                      ADVANCED TECHNOLOGY INDUSTRIES, INC.
                 ----------------------------------------------
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

                             (Former name of Issuer)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).

Yes [X ] No []

The number of outstanding shares of the issuer's only class of common stock as of November 20, 2005 was 213,309,148.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes [ ] No [X]

                          ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)

                                           INDEX TO FORM 10-QSB

                                            September 30, 2005


                                                                                               Page Nos.
                                                                                               ---------
PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                                            2
            At September 30, 2005

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            For the Three and Nine Months Ended September 30, 2005 and 2004 for the
            Period from Inception (October 1, 1999) to September 30, 2005                           3

        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
            For the Nine Months Ended September 30, 2005                                            4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            For the Nine Months Ended September 30, 2005 and 2004 for the Period
            from Inception (October 1, 1999) to September 30, 2005                                5-6

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                            7-29

     ITEM 2 - PLAN OF OPERATION                                                                    30

     ITEM 3 - CONTROLS AND PROCEDURES                                                              32

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                                                    33

     ITEM 2 - CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES                             33

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                      34

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  34

     ITEM 5 - OTHER INFORMATION                                                                    35

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                     35

SIGNATURES AND REQUIRED CERTIFICATIONS                                                             37






                    ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                (A Development Stage Company)

                             CONDENSED CONSOLIDATED BALANCE SHEET
                                    AT September 30, 2005
                                         (Unaudited)


ASSETS
------

Current Assets:
     Cash and cash equivalents                                                  $     66,241
     Prepaid expenses and other current assets                                       241,158
                                                                                ------------

     Total Current Assets                                                            307,399

Property and equipment, net                                                           72,867

Note receivable                                                                      229,640
Deferred financing costs, net                                                        242,238
Other assets                                                                          13,005
Capitalized software                                                                 824,288
Due from related parties                                                              15,634
                                                                                ------------

         TOTAL ASSETS                                                           $  1,705,071
                                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
     Loans payable                                                              $  1,000,547
     Convertible debentures (net of debt discount of $1,493,307)                     576,693
     Notes payable - related party                                                   150,000
     Accrued liabilities, including $411,427 due to related parties                6,221,570
     Due to related parties                                                          453,930
                                                                                ------------
           TOTAL LIABILITIES                                                       8,402,740
                                                                                ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Preferred stock - $.001 par value; 1,000,000 shares
       authorized; -0- shares issued and outstanding                                     --
     Common stock - $.0001 par value; 800,000,000
       shares authorized; 210,975,148 shares issued
       and outstanding                                                                21,096
     Additional paid-in capital                                                   36,066,849
     Accumulated other comprehensive income                                           33,028
     Deficit accumulated during the development stage                            (42,818,642)
                                                                                ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                           (6,697,669)
                                                                                ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $  1,705,071
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


                                                                                                                    For the Period
                                                                                                                    from Inception
                                               For the Three Months Ended          For the Nine Months Ended      October 1, 1999 to
                                                     September 30,                       September 30,               September 30,
                                             ------------------------------     -------------------------------     --------------
                                                 2005              2004              2005              2004              2005
                                             -------------    -------------     -------------     -------------     -------------
REVENUE                                      $          --    $          --     $          --     $          --     $       9,862
COST AND EXPENSES:
Research and development                             3,814          558,248           630,345           837,372         1,989,547
In-process research and development                     --               --                --                --        23,224,695
Consulting fees                                     40,200          497,172           169,749           745,758         2,464,960
General and administrative, including
  compensatory element of stock
  issuance of $422,990 and
  $815,849 for the three months ended
  September 30, 2005 and 2004,
  respectively and $950,633 and
  $1,145,737 for the nine
  months ended September 30, 2005
  and 2004, respectively                           930,362          679,612         2,364,781         1,405,859        13,697,953
Depreciation and amortization                       15,080            7,772            45,553            23,316           303,286
Interest and amortization of debt
  issuance costs                                   609,378           14,744           923,054            22,116         1,040,179
Other expenses/income                              (15,493)          32,888            (8,555)           49,332           107,884
                                             -------------    -------------     -------------     -------------     -------------
  TOTAL COSTS AND EXPENSES                       1,583,341        1,790,436         4,124,927         3,083,753       (42,828,504)
                                             -------------    -------------     -------------     -------------     -------------
NET LOSS                                     $  (1,583,341)   $  (1,790,436)    $  (4,124,927)    $  (3,083,753)    $ (42,818,642)
                                             =============    =============     =============     =============     =============
Basic and diluted loss per common share      $       (0.01)   $       (0.04)    $       (0.02)    $       (0.07)
                                             =============    =============     =============     =============
Weighted average number of common shares
outstanding-Basic and Diluted                  197,115,864       46,338,936       189,735,453        44,252,927
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




                                        ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)

                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                             FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                                                             (Unaudited)


                                                                               Accumulated
                                                                                  Other        Deficit
                                                                                  Compre-    Accumulated
                                                                   ADDITIONAL     hensive    During the        Total       Compre-
                            COMMON STOCK       PREFERRED STOCK      PAID-IN       Income     Development   Stockholders'   hensive
                          SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL       (Loss)        Stage        Deficiency     Loss
                       -------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 2005       83,931,775  $ 8,393    243,336   $  195   31,291,219   $(433,723)  $(38,693,715)  $(7,827,631)
Issuance of stock
  on a conversion
  of a accrued
  expense ($. 17)        1,692,388      169         --       --      287,537          --             --       287,706
Issuance of stock
  on a conversion
  of a accrued
  expense ($ 68.75)             --       --     10,538       11      727,459                                  727,470
Issuance of stock
  for compensation
  ($.15)                   523,811       52         --       --       78,519          --             --        78,571
Issuance of stock
  for compensation
  ($.15)                   380,952       38         --       --       57,104          --             --        57,142
Issuance of stock
  for consulting
  fees ($69.23)                 --       --        375        1       22,499                                   22,500
Issuance of stock
  for consulting
  fees ($.19)              187,500       19         --       --       35,981          --             --        36,000
Issuance of common
  stock for cash
  ($.10)                   500,000       50         --       --       49,950          --             --        50,000
Issuance of common
  stock for cash
  ($.10)                   250,000       25         --       --       24,975          --             --        25,000
Issuance of common
  stock for cash
  ($.099)                  300,000       30                           29,535                                   29,565
Warrants issued
  with convertible
  debentures                    --       --         --       --    1,052,006          --             --     1,052,006
Value assigned to
  beneficial
  conversions                   --       --         --       --      972,994          --             --       972,994
Issuance of stock
  on a conversion
  of a note payable
  ($.17)                 1,971,428      197         --       --      137,803          --                      138,000
Issuance of common
  stock for cash
  ($.10)                   250,000       25         --       --       24,975                                   25,000
Issuance of common
  stock for services
  ($.13)                   276,394       28         --       --       35,903                                   35,931
Issuance of common
  stock for services
  ($.12)                   312,500       31         --       --       37,469                                   37,500
Issuance of stock to
  an officer of the
  Company ($.12)         1,000,000      100         --       --      119,900                                  120,000
Issuance of stock
  to an officer of
  the Company
  ($.14)                 1,000,000      100         --       --      139,900                                  140,000
Issuance of stock
  to an officer of
  the Company
  ($.10)                   333,000       33         --       --       33,300                                   33,333
Issuance of stock
  to an officer of
  the Company
  ($.11)                   333,000       33         --       --       36,634                                   36,667
Issuance of stock
  for consulting
  fees ($.11)              300,000       30         --       --       32,970                                   33,000
Issuance of stock
  on a conversion
  of a accrued
  expense ($.13)            70,000        7         --       --        9,093                                    9,100
Issuance of stock
  with investor in
  connection with
  certain amendments
  related to the 9%
  Convertible
  Debenture financing
  consulting fees
  ($32.00)                      --       --      1,875       10       59,990                                   60,000
Issuance of stock
  for finders  fees
  ($32.00)                      --       --     10,000       10      319,990                                  320,000


(CONTINUED BELOW)

                                                                 4a

                                       ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                             FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                                                            (Unaudited)


                                                                               Accumulated
                                                                                  Other        Deficit
                                                                                  Compre-    Accumulated
                                                                   ADDITIONAL     hensive    During the        Total       Compre-
                            COMMON STOCK       PREFERRED STOCK      PAID-IN       Income     Development   Stockholders'   hensive
                          SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL       (Loss)        Stage        Deficiency     Loss
                       -------------------------------------------------------------------------------------------------------------

Exercise of warrants
  to purchase Series
  A Convertible
  Stock                         --       --     27,282       27      460,626                                  460,653
Conversion of
  Preferred Stock
  to Common Stock      117,362,400   11,736   (293,406)    (254)     (11,482)                                      --
Comprehensive Income:
   Net loss                     --       --         --       --           --          --             --            --            --
   Other
     comprehensive
     income (loss),             --       --         --       --           --          --     (4,124,927)   (4,124,927)   (4,124,927)
   Foreign currency
     translation
     adjustment                  --       --         --       --           --     466,751             --       466,751       466,751
                       -----------  -------   --------   ------  -----------   ---------   ------------   -----------   -----------
Balance at
  September 30, 2005   210,975,148  $21,096         --   $   --  $36,066,849   $  33,028   $(42,818,642)  $(6,697,669)  $(3,658,176)
                       ===========  =======   ========   ======  ===========   =========   ============   ===========   ===========


                                      See notes to condensed consolidated financial statements.

                                                                 4b


                          ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                                        For the Period
                                                    For the Nine                        from Inception
                                                    Months Ended                        October 1, 1999
                                                    September 30,                       to September 30,
                                                    ------------      ------------      --------------
                                                        2005              2004              2005
                                                    ------------      ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (4,124,927)     $ (3,083,753)     $  (42,818,642)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Acquired-in process technology                            --                --          23,224,695
      Stock-based compensation                           950,633         1,145,729           6,351,897
      Depreciation and amortization                       45,553            23,316             285,855
     Loss on sale of investment                           88,927                --              88,927
     Non-cash consulting                                      --                --             470,000
    Debt discount amortization                           531,693                --             531,693
Amortization of deferred financing costs                  51,834                                51,834
    Write-off of fixed assets                                 --                --              11,068
  Changes in Operating Assets and Liabilities:
    Prepaid expenses and other current assets            (12,469)          (16,323)           (173,569)
   Other assets                                           80,972           (13,204)             67,767
    Accrued liabilities                                  592,282          (269,142)          1,294,101
                                                    ------------      ------------      --------------

    Net Cash Used in Operating Activities             (1,795,502)       (2,213,377)        (10,614,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of common ATI stock                    --                --             460,000
Capitalized software                                    (344,912)         (174,786)           (824,289)
Advances to ATI prior to merger                               --          (201,968)         (2,443,619)
Proceeds from sale of investments                         21,019                --              21,019
Capital expenditures                                          --                --            (317,467)
                                                    ------------      ------------      --------------

    Net Cash (Used in) by Investing                     (323,893)         (376,754)         (3,104,356)
      Activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                  129,565           185,437           9,986,633
Capitalized financing costs                             (294,072)               --            (294,072)
Proceeds from issuance of convertible debenture        2,025,000                --           2,025,000
 Proceeds from loans                                          --                --             886,903
 Repayment of loans                                           --          (230,933)            (78,954)
 Due from (to) related parties, net                      275,281         2,699,829           1,259,461
                                                    ------------      ------------      --------------

    Net Cash Provided by Financing Activities          2,135,774         2,654,333          13,784,971

Increase in Cash                                          16,379            64,202              66,241

Cash - Beginning of Year                                  49,862            59,053                  --
                                                    ------------      ------------      --------------

Cash - End of Period                                $     66,241      $    123,255      $       66,241
                                                    ============      ============      ==============

                        See notes to condensed consolidated financial statements.




                                      ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                                                For the Period
                                                                                                                From Inception
                                                                             For the Nine Months Ended        (October 1, 1999)
                                                                                     September 30,                 Through
                                                                          --------------------------------      September 30,
                                                                               2005              2004                2005
                                                                          -------------     --------------     ----------------
Supplementary disclosure of Cash Flows Information:

   Interest paid                                                          $          --     $           --     $             --
                                                                          =============     ==============     ================

   Income taxes paid                                                      $          --     $           --     $             --
                                                                          =============     ==============     ================

Non-Cash Investing and Financing Transactions:
----------------------------------------------

   Conversion of debt and related interest                                $     138,000     $           --     $        362,819
                                                                          =============     ==============     ================

   Value allocated to debt discount related to convertible debentures     $   2,025,000     $           --     $      2,025,000
                                                                          =============     ==============     ================

   Exercise of warrants satisfied by reduction in related party payables  $     460,653     $           --     $        460,653
                                                                          =============     ==============     ================
   Conversion of advances to affiliate                                    $          --     $           --     $      1,055,000
                                                                          =============     ==============     ================

   Offering costs satisfied by transfer of ATI stock                      $          --     $           --     $       (125,000)
                                                                          =============     ==============     ================

   Conversion of accrued liabilities                                      $   1,024,276     $           --     $      1,024,276
                                                                          =============     ==============     ================

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


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION

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


NOTE 1 - BUSINESS, REVERSE MERGER, AND BASIS OF PRESENTATION (CONTINUED)

REVERSE MERGER (CONTINUED)
--------------------------

The terms of the Series A Preferred Stock provide that each share of Series A Preferred Stock will automatically convert into 400 shares of common stock, of ATI ("Common Stock") if the holders of Common Stock approve an amendment (the "Certificate of Incorporation Amendment") to ATI's certificate of incorporation to increase its authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved an amendment to the articles of incorporation of ATI whereby the number of shares of common stock authorized for issuance by the Company was increased from 100,000,000 shares to 800,000,000 shares. Accordingly, as a result of this stockholder approval, the 193,336 shares of Series A Preferred Stock issued to the LTDN stockholders together with 100,070 shares of Series A Preferred Stock for a total of 293,406 shares of the Company's Series A Preferred Stock automatically converted into 117,362,400 shares of the Company's Common Stock.

ATI has agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the Merger within 90 days following the date (the "Trigger Date") the Certificate of Incorporation Amendment is filed with the Delaware Secretary of State. In addition, ATI has agreed to use its reasonable efforts to cause such registration statement to be declared effective within 180 days of the Trigger Date. In the event that the Certificate of Incorporation Amendment is not filed by December 15, 2005, ATI has agreed to register the shares of Series A Preferred Stock issued in the Merger. ATI has agreed to keep any such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder,
(b) the expiration of the period referred to in Rule 144(k) under the Securities Act and (c) two years from the effective date of such registration statement. Such registration statement was filed with the Securities and Exchange Commission on November 2, 2005

Because the former stockholders of LTDN own a majority of the merged company and the LTDN management controls the Board of Directors of the merged company, this transaction has been accounted for as a reverse merger with LTDN as the acquirer of ATI (See Note 3). The accompanying consolidated financial statements of the Company reflect the historical results of LTDN, and the consolidated results of operations of ATI subsequent to the acquisition date of December 15, 2004.

The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed above.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information-. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004, included elsewhere in this document.

GOING CONCERN AND MANAGEMENT'S PLAN
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of September 30, 2005, the Company had an accumulated deficit since inception of $42,818,642 and a working capital deficiency and stockholder's deficiency of $8,095,341 and $6,697,669, respectively. In addition the Company is delinquent in paying its payroll taxes in Germany and Australia at September 30, 2005 in the amounts of approximately $199,800 and $359,174, respectively

Management's business plan will require additional financing.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

GOING CONCERN AND MANAGEMENT'S PLAN (CONTINUED)
-----------------------------------------------

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2005. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. Between January 1, 2005 through November 10, 2005, the Company has raised from various financing sources approximately $2,375,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase approximately 35,000,000 shares of Common Stock.

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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUITY METHOD OF ACCOUNTING FOR UNCONSOLIDATED AFFILIATES
---------------------------------------------------------

At September 30, 2005, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

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

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies. The Company's carrying values in these equity-method investments is zero as of September 30, 2005.

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

Amounts capitalized by LTDN during the nine months ended September 30, 2005 and 2004 totaled $344,912 and $174,786 respectively. There was no amortization expense for the three and nine months ended September 30, 2005 and 2004 as the software product was not placed into use as of September 30, 2005.

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

Accumulated other comprehensive income, at September 30, 2005, consists of foreign currency translation adjustments in the amount of $33,028.

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

The additional disclosures required by SFAS No. 148 are as follows:


                                                                  For the Three Months Ended          For the Nine Months Ended
                                                                          September 30,                     September 30,
                                                            ---------------------------------      -------------------------------
                                                                 2005                2004               2005              2004
                                                            --------------      -------------      ------------      -------------
                                                                       (UNAUDITED)                          (UNAUDITED)

Net loss applicable to common stockholders, as reported     $   (1,583,341)     $  (1,790,436)     $ (4,124,927)     $  (3,083,753)
   Add:  Stock-based employee compensation expense
         included in reported net loss

   Less: Stock-based employee compensation expense
         net of  tax effect under  the fair
         value-based method of accounting                               --                 --                --                 --
                                                            --------------      -------------      ------------      -------------

   Pro-Forma Net Loss Under Fair Value Method               $   (1,583,441)     $  (1,790,436)     $ (4,124,927)     $  (3,083,753)
                                                            ==============      =============      ============      =============

    Loss Per Share-Basic and Diluted, as Reported           $        (0.01)     $       (0.04)     $      (0.02)     $       (0.07)
                                                            ==============      =============      ============      =============
    Pro-Forma Loss Per Share-Basic and Diluted              $        (0.01)     $       (0.04)     $      (0.02)     $       (0.07)
                                                            ==============      =============      ============      =============


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

Basic and diluted loss per share have been calculated assuming the Series A Preferred Stock has been converted under the "if converted method" since each share of Series A Preferred Stock automatically converts into 400 shares of common stock upon the increase in authorized common shares to 500 million. The Series A Preferred Stock was converted into common shares on September 27, 2005.

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

In June 2005, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date.

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

                                                      NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                             --------------------------------      --------------------------------
                                                  2005               2004               2005               2004
                                             -------------      -------------      -------------      -------------
                                                                          (UNAUDITED)
Net revenues                                 $          --      $          --      $          --      $          --

Net loss                                        (4,124,927)        (3,083,753)        (1,583,341)        (1,790,436)

Basic and diluted loss per common share:
   Net loss                                  $        (.02)     $       (0.07)     $       (0.01)     $       (0.04)


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

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consisted of the following:

         Office furniture and fixtures                       $  47,190
         Purchased software                                    172,053
         Computer hardware                                     173,830
         Assets acquired in merger                              52,166
                                                             ---------
                                                               445,239
         Less: Accumulated depreciation                       (372,372)
                                                             ---------

         Property and equipment, net                         $  72,867
                                                             =========

Depreciation expense for the three months ended September 30, 2005 and 2004 amounted to $15,080 and $7,772, respectively. Depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $45,553 and $23,316, respectively.

NOTE 5 - DEFERRED FINANCING COST

At September 30, 2005, deferred financing costs incurred in connection with the sale of a 9% convertible debentures (Note 6) was:

         Deferred financing cost                             $ 294,072
         Less: Accumulated amortization                        (51,834)
                                                             ---------
         Deferred Financing Cost, Net                        $ 242,238
                                                             =========

Amortization of deferred financing cost for the three months ended September 30, 2005 and September 30, 2004 was $33,198 and $-0-, respectively. Amortization of deferred financing cost for the nine months ended September 30, 2005 and September 30, 2004 was $51,834 and $-0-, respectively.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE DEBENTURES

During March 2005 the Company raised from an individual $150,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants) to purchase 1,666,668 shares of Common Stock. On April 5, 2005 the Company entered into an Amendment of the Debentures and the Debenture Warrants relating to the March 2005 financing were increased to 2,142,856. During the second quarter of 2005, the Company has raised from various financing sources approximately $750,000 through the issuance of Debenture and Debenture Warrants to purchase 11,190,474 shares of Common Stock. During the third quarter of 2005, the Company raised from various financing sources approximately $1,125,000 through the issuance of Debentures and Debenture Warrants to purchase 16,071,428 shares of Common Stock. During July 2005, the Company has also issued an additional $45,000 aggregate principal amount of Debentures and Debenture Warrants to purchase 642,857 shares of Common Stock to certain holders of the Debentures, and granted to such lenders a security interest in certain patents of the Company pursuant to a security agreement, in consideration for such holders agreeing to certain amendments with respect to the terms of the Debentures. Subsequent to September 30, 2005, the Company raised from various financing sources approximately $350,000 through the issuance of Debentures and Debenture Warrants to purchase 5,000,000 shares of Common Stock.

The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. The Debentures are convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

In connection with the issuance of the Debentures through September 30, 2005, the Company issued warrants to purchase up to 29,571,429 shares of Common Stock, at a per share exercise price of $0.10, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs.

In August 2005 the Company issued 1,875 shares of its Series A Convertible Preferred Stock to an investor in connection with certain amendments to the 9% Convertible Debentures previously issued to such investors.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement described below. If the average of the closing bid prices of the Common Stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of the Common Stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each Debenture Warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from the Company that such average price and closing bid prices have occurred, the exercise price for such Debenture Warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs). Holders of Debenture Warrants are entitled to effect a cashless exercise of the Debenture Warrants if the registration statement (as described below) has not been declared effective prior the first anniversary of the issuance of the Debenture Warrants.

The Company has agreed to file a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to pay the holder of the Debentures certain liquidated damages in the event that such registration statement is not filed by October 5, 2005 or is not declared effective by November 30, 2005 or the effectiveness of such registration statement is subsequently suspended for more than certain permitted periods. The Company will use its reasonable best efforts to cause the registration statement to be declared effective. The Registration Statement was filed on November 2, 2005. Accordingly, liquidated damages of approximately $20,000 are due to the holders of the Debentures as a result of the late filing. In the event that the Company is unable to register the common shares discussed above, the registration rights agreement provides that the Company may satisfy such requirement with Rule 144 stock.

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

The fair value of the $1,125,000 debt securities issued during the third quarter of 2005 were allocated 57.4% or $645,973 to the Debentures and 42.6 % or $479,027 to the Debenture Warrants. The combined values allocated to the warrants and beneficial conversion feature of $1,125,000 was recorded as a debt discount and is being amortized over the period ending August 20, 2006. In Accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

Amortization of debt discount for the period ended September 30, 2005 was $366,007.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK AND INCREASE IN AUTHORIZED SHARES OF COMMON STOCK
-----------------------------------------------------------------

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

In August 2005 the Company issued 1,875 shares of its Series A Convertible Preferred Stock to an investor in connection with certain amendments to the 9% Convertible Debentures previously issued to such investors. The Company recorded a charge of $60,000 which was charged to financing expense for three and nine-month period ended September 30, 2005.

In September 2005, the Company issued 10,000 shares of its Series A Convertible Preferred Stock as a finder's fee to a finder in connection with the Company's acquisition of LTDN. The Company recorded a charge of $320,000 which was charged to financing expense for three and nine-month period ended September 30, 2005.

In September 2005 the Company issued to certain affiliates of its chief executive officer 27,282 shares of the Company's Series A Convertible Preferred Stock upon the exercise of warrants at an aggregate exercise price of $460,653 The exercise price of $460,653 was satisfied by a reduction of the debt due to the executive officer.

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved an amendment to the articles of incorporation of ATI whereby the number of shares of common stock authorized for issuance by the Company was increased from 100,000,000 shares to 800,000,000 shares. Accordingly, as a result of this stockholder approval, 293,406 shares of the Company's Series A Preferred Stock automatically converted into 117,362,400 shares of the Company's Common Stock.

COMMON STOCK ISSUANCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
------------------------------------------------------------------

During February 2005, the Company issued to the President and Chief Executive Officer of the Company 523,811 shares of Common Stock as a bonus valued at $78,571.

During February 2005, the Company issued to a Director of the Company 380,952 shares of Common Stock as a bonus valued at $57,142.

During February 2005, the Company issued former Consultant 1,692,388 shares of Common Stock registered on Form S-8 and 10,538 shares of the Company's Series A Preferred Stock in settlement of $1,016,000 of accrued consulting fees.

During February 2005, the Company issued 187,500 shares of common stock to a consultant for services provided valued at $36,000. During March 2005, the Company sold to several investors 1,050,000 shares of Common Stock for $104,565.

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

During June 2005, the Company issued to an officer 2,000,000 shares of its Common Stock pursuant to a June 30, 2005 Bonus Inceptive arrangement. The officer is also entitled to be issued up to 1,000,000 shares of Common Stock upon additional milestones being reached. The total value of the 2,000,000 shares issued was $260,000, which was charge to operations during the quarter ended June 30, 2005.

During July 2005, the Company issued to an officer 333,000 shares as an incentive bonus. The total value of the 333,000 shares was $33,333, which was charged to operations during the quarter ended September 30, 2005.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

During July 2005, the Company issued 300,000 shares of Common Stock to a consultant for services provided valued at 33,000.

During August 2005, the Company issued to an officer 333,000 shares as an incentive bonus. The total value of the 333,000 shares was $36,667, which was charged to operations during the quarter ended September 30, 2005.

During September, 2005, the Company issued 70,000 shares of its Common Stock for legal services to one of the Company's law firms valued at $9,100, in connection with a legal settlement discussed in Note 8.

2005 EQUITY INCENTIVE PLAN

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved the Advanced Technology Industries, Inc. 2005 Equity Incentive Plan (the "Incentive Plan").

A maximum of 15,000,000 shares of common stock may be delivered in satisfaction of awards made under the Incentive Plan. In the event of a stock dividend, stock split or other change in the capital structure of the Company, the person (the Company's Board or committee of such Board, and their delegates) charged with administering the Incentive Plan (the "Administrator") will make appropriate adjustments to the maximum number of shares available under the Incentive Plan and will also make appropriate adjustments to the number and kind of shares of stock or securities subject to awards, any exercise prices relating to awards and any other provisions of awards affected by the change. The Administrator may also make similar adjustments to take into account other distributions to stockholders or any other event, if the Administrator determines that adjustments are appropriate to avoid distortion in the operation of the Incentive Plan and to preserve the value of awards.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

         Convertible Debentures                              30,000,000
         Options to purchase Common Stock                     1,713,000
         Warrants to purchase Common Stock                  215,000,000
                                                            -----------

           Total as of September 30, 2005                   246,713,000
                                                            -----------

Substantial and potential issuances after September 30, 2005:

         Issuance of Common Stock for services                2,334,000
         Warrant to purchase Common Stock                     5,000,000
         Convertible Debentures                               5,000,000

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND OTHER MATTERS

CONSULTING AGREEMENT - ERBC
---------------------------

By letter dated June 1, 1996, ATI engaged ERBC Holdings, LTD ("ERBC"), a related party, as a consultant to undertake all aspects of ATI's operations in Russia. Pursuant to the letter agreement, ATI agreed to pay ERBC a fee of $115,000 per year which was increased to $240,000 commencing in 2001 In February 2005, the balance outstanding under this agreement of $1,015,176 was converted into 1,692,388 shares of Common Stock and 10,538 shares of Series A Preferred Stock.

RUSSIAN CONTRACTS FOR RESEARCH AND DEVELOPMENT
----------------------------------------------

ATI is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by ATI from Nurescell for a total price of $985,000. Through September 30, 2005, the Company paid $100,000 under this agreement. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

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

ACQUISITION OF IN-PROCESS TECHNOLOGIES
--------------------------------------

In connection with an oral agreement, ATI has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of ATI has indicated that this transaction is expected to close during the end of 2005 although there is no assurance it will be consummated. As of September 30, 2005, LTDN has paid $352,089 to the German bank as part of this oral agreement.

LEGAL DISPUTES
--------------

During the quarter ended June 30, 2003, ATI was notified that Dr. Jurgen Lempert intended to commence legal proceeding against ATI relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled the Dr. Lempert is entitled to collect $69,629. As of September 30, 2005, the Company has accrued such amounts.

A noteholder has threatened to sue ATI for repayment of an outstanding note. To date, ATI has not been served with a lawsuit. In the event the noteholder does sue ATI, ATI believes it has sufficient defenses for nonpayment of the note and intends to vigorously defend itself against such claims.

James Cassidy and TPG Capital have filed for arbitration against ATI regarding a purported reset provision in an agreement entered into during 1999. TPG believes it is entitled to receive an additional 1,465,671 shares of Common Stock under an agreement previously executed between the parties. Should litigation arise, the Company believes that it has sufficient defenses and intends to vigorously defend itself against such claims. The Company agreed to a minimum paybment to TPG of $150,000 as part of an agreement to postpone an arbitration hearing.

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, initiated legal proceedings against ATI for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect $67,808. As of September 30, 2005, the Company has accrued such amounts.

Peter Goerke, a former Vice President of the Company, initiated legal proceedings against the Company for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect $197,486. At September 30, 2005, the Company has accrued such amounts. Mr. Goerke has filed for a lien against certain assets of Cetoni, one of the Company's wholly owned subsidiaries.

              ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

LEGAL DISPUTES (CONTINUED)
--------------------------

The Company is delinquent in paying its payroll taxes in Germany and Australia, at September 30, 2005, in the amounts of $199,800 and $359,174, respectively.

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of September 30, 2005, LTDN accrued $100,000 related to this judgment.

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

SETTLEMENT AGREEMENT
--------------------

On June 15, 2004, ATI entered into a settlement agreement with a law firm previously engaged by ATI in connection with the settlement of various claims between such parties. Such claims included a claim by such law firm that ATI owed such law firm approximately $721,000 for legal services and interest on the outstanding amount. Pursuant to such settlement agreement each party provided the other with a general release for all claims arising prior to the date of such settlement agreement and ATI issued to such law firm 2,250,000 shares of Common Stock. Shares issued under these arrangement were valued at $405,000. As part of the settlement agreement, the law firm was entitled to penalty shares in the event certain shares were not registered on Form S-8 by July 1, 2004. As such, the law firm received 65,590 shares of restricted common stock as a penaly. The Settlement Agreement allows for a period of one year, for a repricing of shares in the event that the Common Stock trades below a price of $0.12 per shares for a period of 30 consecutive days. In the event that the repricing is triggered, additional shares of Common Stock would be issuable as detailed in the Settlement Agreement. During August 2005, the repricing mechanism was triggered and the Company issued 70,000 shares of its restricted Common Stock under the terms of the Settlement Agreement.

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

Segment results for the nine months ended September 30, 2005 and 2004 are as follows:


2005:
-------------------
                            U.S.A.         Australia         Germany        Eliminations     Consolidated
                        -------------     -----------      ------------     -------------    ------------
Net Loss                $  (1,898,686)    $(2,180,358)     $    (45,883)    $          --     $(4,124,927)
                        =============     ===========      ============     =============     ===========

Depreciation and
  amortization          $          --     $    28,874      $     16,679     $          --     $    45,553
                        =============     ===========      ============     =============     ===========

Identifiable Assets     $     229,640     $ 1,366,348      $    109,083     $          --     $ 1,705,071
                        =============     ===========      ============     =============     ===========

2004:
-------------------

Net Loss                $          --     $(3,083,753)     $         --     $          --     $(3,083,753)
                        =============     ===========      ============     =============     ===========

Depreciation and
  amortization          $          --     $    23,316      $         --     $          --     $    23,316
                        =============     ===========      ============     =============     ===========




                         ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)

Segment results for the three months ended September 30, 2005 and 2004 are as follows:

2005:
-------------------
                         U.S.A.         Australia         Germany        Eliminations     Consolidated
                     -------------     -----------      ------------     -------------    ------------
Net Loss             $    (964,817)    $  (595,787)     $    (22,737)    $          --     $(1,583.341)
                     =============     ===========      ============     =============     ===========

Depreciation and
amortization         $          --     $     8,187      $      6,893                --     $    15,080
                     =============     ===========      ============     =============     ===========


2004:
-------------------
Net Loss             $          --     $(1,790,436)     $         --     $          --     $(1,790,436)
                     =============     ===========      ============     =============     ===========

Depreciation and
amortization         $          --     $     7,772      $         --     $          --     $     7,772
                     =============     ===========      ============     =============     ===========



At September 30, 2004, all identifiable assets were in Australia.

NOTE 10 - SUBSEQUENT EVENTS

SUBSEQUENT STOCK AND WARRANT ISSUANCES


In November 2005, the Company issued to an officer 334,000 shares as an incentive bonus.

In October 2005, the Company issued to an investor $150,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 2,142,857 shares of our common stock at a per share exercise price of $.10 per share. The terms of these securities are substantially the same to the securities described in Note 6.

In October 2005, the Company issued to an investor $200,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 2,857,143 shares of our common stock at a per share exercise price of $.10 per share. The terms of these securities are substantially the same to the securities described in Note 6.

During November 2005, the Company issued 2,000,000 shares of its common stock for services provided by a third party which will be expensed during the fourth quarter of 2005.

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

Our primary strategy is to acquire and commercialize new or previously existing but non-commercialized technologies. Directly or through a subsidiary, we may acquire a direct interest in these technologies, a right to use these technologies, and/or an ownership interest in the entity owning these technologies. The acquisition of technologies by us may be made by the issuance of our common stock (the "Common Stock") or other securities, cash or other consideration, or a combination thereof. Our principal activities include identifying, reviewing and assessing technologies for their commercial applicability and potential.

During the next 12 months we intend to concentrate on the (i) continued development and marketing of the software products of LTDnetwork, Inc., a development-stage company which commenced operations in 1999 ("LTDN"), (ii) commercialization of the Company's proprietary resealable metal beverage can, and (iii) commercialization of products developed by Alfa-Pro Products GmbH, a subsidiary acquired in December 2004, and from the intellectual property acquired from Schlattl GBR in December 2004.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. At September 30, 2005, the Company had a working capital deficiency of $8,095,341. In addition, the Company continues to incur losses from operations and has an accumulated deficit since inception of $42,818,642. These conditions raise substantial doubt about the Company's ability to continue as a going concern. We will require additional financing to continue our planned operations during the next 12-month period. Management believes that it will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations.

In addition, the Company is delinquent in paying its payroll taxes in Germany and Australia at September 30, 2005 in the amounts of $199,800 and $359,174, respectively.

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

Between March 1, 2005 and November 11, 2005, the Company has raised from various financing sources approximately $2,375,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants") to purchase 30,833,330 shares of Common Stock. The Company has also issued an additional $45,000 aggregate principal amount of Debentures and Warrants to certain holders of the Debentures in consideration for such holders agreeing to certain amendments with respect to the terms of the Debentures.

The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. The Debentures will be convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. Subject to limited exceptions, a holder shall not be entitled to convert a Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of the shares of Common Stock following such conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board. The Debentures are secured by a security interest in all of the Company's assets.

Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement described below. The Debenture Warrants are exercisable at $0.10 per share, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. Subject to limited exceptions, a holder shall not be entitled to convert a Debenture Warrant held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of the shares of Common Stock following such conversion. If the average of the closing bid prices of the Common Stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of the Common Stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each Debenture Warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from the Company that such average price and closing bid prices have occurred, the exercise price for such Debenture Warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs). Holders of Debenture Warrants are entitled to effect a cashless exercise of the Debenture Warrants if the registration statement (as described below) has not been declared effective prior the first anniversary of the issuance of the Debenture Warrants. If the Certificate of Amendment is not approved the Debenture Warrants will not become exercisable.

The Company has agreed to file a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. As a result of our failure to file a registration statement by October 5, 2005 the Company is obligated to pay the holder of the Debentures issued prior to October 5, 2005 certain liquidated damages and we will be obligated to pay additional liquidated damages equal to 1% of the principal amount of such Debentures in the event that such registration statement is not declared effective by November 30, 2005 or the effectiveness of such registration statement is subsequently suspended for more than certain permitted periods.

ITEM 3. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Marcum & Kliegman, LLP, our independent registered public accounting firm, that during their performance of audit procedures for 2004 Marcum & Kliegman LLP identified two material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting.

The material weakness related to the December 31, 2004 financial statement closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stock transactions as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004, the unaudited financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.


The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these maters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we have retained a CPA who assisted us in the preparation of our financial statements, and the Forms 10-QSB for the quarter ended March 2005, the quarter ended June 30, 2005, and the quarter ended September 30, 2005. We intend to complete a review of our financial disclosure process and define and implement additional needed improvements.

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

(b) Changes in Internal Controls and Procedures. None.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2004, TPG Capital Corporation filed a claim against the Company with the International Centre for Dispute Resolution. TPG Capital Corporation claims it is entitled to receive additional shares of Common Stock for certain services provided to the Company with the Company's merger with Aberdeen Acquisition Corporation. An agreement executed by the Company and TPG Capital Corporation in 1999 provided that on the first anniversary of such merger the amount of Common Stock previously issued to TPG Capital Corporation in connection with such services would be adjusted such that the aggregate stock held by TPG Capital Corporation would have a value of at least $500,000. At such time, such provision would have resulted in 1,465,671 shares of Common Stock being issued to TPG Capital Corporation. TPG Capital Corporation claims it is entitled to such number of shares plus additional shares in connection with interest and the difference between the Company's current stock price and such stock price on such one year anniversary. The Company believes that is has certain defenses to such claims based on certain actions taken by TPG Capital Corporation. This case was scheduled to be heard by a third party arbitrator on October 20, 2005, however, this date was postponed as a result of continued settlement discussions between the parties. The Company agreed to a minimum payment to TPG of $150,000 as part of the agreement to postpone the arbitration hearing while final settlement discussions continued. Any payment due to TPG would be required to be made by the Company within 60 days of the effective date of the registration statement filed by the Company with the Securities Exchange Commission on November 2, 2005.

A German court has suspended the corporate registration of Cetoni. The Company does not intend to appeal this decision as it is consistent with the restructuring of all German operations. The Company does not believe this ruling will have a material impact on the Company's operations as Cetoni no longer has any significant tangible or intangible assets.

The Company is subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES.

During July 2005, the Company issued to an officer 333,000 shares as an incentive. The total value of the 333,000 shares was $33,000, which was charged to operations during the quarter ended September 30, 2005. These shares were registered on Form S-8

During August 2005, the Company issued to an officer 333,000 shares as an incentive. The total value of the 333,000 shares was $33,667, which was charged to operations during the quarter ended September 30, 2005. These shares are issued subject to registration on Form S-8.

In August 2005 we issued 1,875 shares of our Series A Convertible Preferred Stock to an investor in connection with certain amendments to the 9% Convertible Debentures previously issued to such investors. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

During July 2005, the Company issued 300,000 shares of Common Stock to a consultant for services provided valued. Such issuance was effected pursuant to
Section 4(2) under the Securities Act.

In September 2005 we issued to certain affiliates of our chief executive officer 27,282 shares of our Series A Convertible Preferred Stock upon the exercise of warrants at an aggregate exercise price of $460,653 (such amount was paid by the cancellation of debt to our chief executive officer. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

In September 2005 we issued 10,000 shares of our Series A Convertible Preferred Stock as a finder's fee to a finder in connection with our acquisition of LTDN. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

During September, 2005, the Company issued 70,000 shares of its Common Stock for legal services for one of the Company's law firms valued at $7,000, which was charged to operations during the quarter ended September 30, 2005. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

On September 26, 2005, 293,406 shares of the Company's Series A Preferred Stock automatically converted into 117,362,400 shares of the Company's Common Stock. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2005 EQUITY INCENTIVE PLAN
--------------------------

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders voted on the following matters:


(i) The following individuals were elected directors of the Company for terms expiring in 2006:

                                                                     Broker
                              Votes For      Votes Withheld         Non-Votes
                             -----------     --------------         ---------
         Arie Baalbergen     118,418,344         747,900               0
         Allan Klepfisz      118,796,144         370,100               0
         Chai Ong            117,427,394       1,738,850               0
         James Samuelson     118,798,404         367,840               0

(ii) Approval of an amendment to the certificate of incorporation of the Company to increase the total authorized shares of Common Stock from 100,000,000 to 800,000,000 shares:

                                                                         Broker
           Votes For           Votes Against        Abstentions        Non-Votes
           ---------           -------------        -----------        ---------
           68,397,208             560,636              4,800               0

(iii)    Approval of the Company's 2005 Equity Incentive Plan:

                                                                        Broker
          Votes For          Votes Against        Abstentions          Non-Votes
          ---------          -------------        -----------          ---------
          66,918,794           3,526,666            475,900           47,864,084

(iv) Ratification of appointment of Marcum & Kliegman LLP as independent auditors of the Company.

                                                                       Broker
           Votes For         Votes Against       Abstentions          Non-Votes
           ---------         -------------       -----------          ---------
          119,063,544            3,000              10,500                 0

INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved an amendment to the articles of incorporation of Advanced Technology Industries, Inc. whereby the number of shares of common stock authorized for issuance by the Company was increased from 100,000,000 shares to 800,000,000 shares. Accordingly, as a result of this stockholder approval, 293,406 shares of the Company's Series A Preferred Stock automatically converted into 117,362,400 shares of Common Stock.

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

Exhibit 4.26 Securities Purchase Agreement dated as of August 26, 2005 between the Registrant and Harborview Master Fund L.P.(11)

Exhibit 4.27 Form of 9% Convertible Debenture issued to Harborview Master Fund L.P. (11)

Exhibit 4.28      Form of Warrant issued to Harborview Master Fund L.P.(11)

Exhibit 4.29 Registration Rights Agreement dated as of August 26, 2005 between the Registrant and Harborview Master Fund L.P. (11)

Exhibit 4.30 Securities Purchase Agreement dated as of September 12, 2005 between the Registrant and Silverlake Holdings. Inc.(11)

Exhibit 4.31 Form of 9% Convertible Debenture issued to Silverlake Holdings. Inc. (11)

Exhibit 4.32      Form of Warrant issued to Silverlake Holdings. Inc. (11)

Exhibit 4.33 Registration Rights Agreement dated as of September 12, 2005 between the Registrant and Silverlake Holdings. Inc. (11)

Exhibit 4.34 Securities Purchase Agreement dated as of October 11, 2005 between the Registrant and Chicago Venture Partners L.P.(11)

Exhibit 4.35 Form of 9% Convertible Debenture issued to Chicago Venture Partners L.P. (11)

Exhibit 4.36      Form of Warrant issued to Chicago Venture Partners L.P. (11)

Exhibit 4.37 Registration Rights Agreement dated as of October 11, 2005 between the Registrant and Chicago Venture Partners L.P. (11)

Exhibit 4.38      Securities Purchase Agreement dated as of October 17,
                  2005 between the Registrant and Monarch Capital Fund Ltd (11)

Exhibit 4.39 Form of 9% Convertible Debenture issued to Monarch Capital Fund Ltd (11)

Exhibit 4.40      Form of Warrant issued to Monarch Capital Fund Ltd (11)

Exhibit 4.41      Registration Rights Agreement dated as of October 17,
                  2005 between the Registrant and Monarch Capital Fund Ltd (11)

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

                                    ADVANCED TECHNOLOGY INDUSTRIES, INC.



DATED: NOVEMBER 20, 2005            BY:  /S/ ALLAN KLEPFISZ
                                       ---------------------------------------
                                       ALLAN KLEPFISZ, CHIEF EXECUTIVE OFFICER

DATED: NOVEMBER 20, 2005            BY:  /S/ JAMES SAMUELSON
                                       ---------------------------------------
                                       JAMES SAMUELSON
                                       CHIEF FINANCIAL OFFICER