Form 10KSB/A
period 2004-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-12-30
CIK 1054825

                      U .S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

At December 29, 2005 there were 203,738,918 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $14,465,463based on a closing bid quotation on the Over The Counter Bulletin Board on that date of $0.071 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At December 30, 2005, a total of 214,508,899 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes; [ ] No [X]

This Amendment Number 2 on Form 10-KSB/A-2 ("Amendment") amends Advanced Technology Industries, Inc.'s (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2004, originally filed on June 10, 2005 (as amended on July 22, 2005, the "Amended Filing"). The Company is amending herein Part II,
Item 8A of the Amended Filing. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as noted above, no other changes have been made to the Amended Filing. The filing of this Amendment is not a representation that any statements contained in the Company's Annual Report on Form 10-KSB/A-1 for the year ended December 31, 2004 other than Part II, Item 8A are true or complete as of any date subsequent to the date of the Amended Filing.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company's board of directors were advised by Marcum & Kliegman, LLP, the Company's independent registered public accounting firm, that during their performance of audit procedures for 2004 Marcum & Kliegman LLP identified two material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 2, in the Company's internal control over financial reporting.

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

Given these material weaknesses, management devoted additional resources to resolving questions that arose during the Company's year-end audit. As a result, the Company believes that the Company's consolidated financial statements for the year ended December 31, 2004 fairly present, in all material respects, the Company's financial condition and results of operations.

(b) Changes in Internal Controls and Procedures.

One of the material weaknesses discussed above related to accounting for stock transactions. This weakness was mainly the result of the manner in which certain employees of LTDN documented stock issuances and maintained the stock ledger of LTDN. Following the acquisition of LTDN on December 15, 2004, Interwest Transfer Company, an independent transfer agent, began handling all stock transactions of the Company. As a result, the Company believes that the Company's disclosure controls and procedures with respect to accounting for stock transactions are now effective to ensure that such information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, the Company retained a certified public accountant to assist in the preparation of the Company's financial statements and periodic SEC filings.

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

                                ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: December 30, 2005        By: /s/ Allan Klepfisz
                                    ---------------------------------------
                                    Allan Klepfisz, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2005              By: /s/ Allan Klepfisz
                                          --------------------------------------
                                          Allan Klepfisz,
                                          Chief Executive Officer and Director


Dated: December 30, 2005              By: /s/ James Samuelson
                                          --------------------------------------
                                          James Samuelson,
                                          Chief Financial Officer


Dated: December 30, 2005              By: /s/ Arie Baalbergen
                                          --------------------------------------
                                          Arie Baalbergen,
                                          Director


Dated: December 30, 2005              By: /s/ Chai Ong
                                          --------------------------------------
                                          Chai Ong,
                                          Director