Form 10QSB/A
period 2005-03-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-12-30
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of December 30, 2005 was 214,508,899.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes [ ] No [X]

This Amendment Number 1 on Form 10-QSB/A-1 ("Amendment") amends Advanced Technology Industries, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, originally filed on June 23, 2005 (the "Original Filing"). The Company is amending herein Part I, Item 3 of the Original Filing. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as noted above, no other changes have been made to the Original Filing. The filing of this Amendment is not a representation that any statements contained in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 other than Part I, Item 3 are true or complete as of any date subsequent to the date of the Original Filing.

ITEM 3.  CONTROLS AND PROCEDURES

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

The material weakness relates to the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review.

(b) Changes in Internal Controls and Procedures.

None

ITEM 6. EXHIBITS

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