Form 10QSB/A
period 2005-06-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-12-30
CIK 1054825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-2

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

Yes [ ] No [X]

This Amendment Number 2 on Form 10-QSB/A-2 ("Amendment") amends Advanced Technology Industries, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, originally filed on August 23, 2005 (as amended on August 26, 2005, the "Amended Filing"). The Company is amending herein Part I, Item 3 of the Amended Filing. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as noted above, no other changes have been made to the Amended Filing. The filing of this Amendment is not a representation that any statements contained in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 other than Part I, Item 3 are true or complete as of any date subsequent to the date of the Amended Filing.

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