Form 10QSB/A
period 2005-09-30
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2005-12-30
CIK 1054825

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

Yes [ ] No [X]

This Amendment Number 1 on Form 10-QSB/A-1 ("Amendment") amends Advanced Technology Industries, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, originally filed on November 21, 2005 (the "Original Filing"). The Company is amending herein Part I, Item 3 of the Original Filing. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as noted above, no other changes have been made to the Original Filing. The filing of this Amendment is not a representation that any statements contained in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 other than Part I, Item 3 are true or complete as of any date subsequent to the date of the Original Filing.

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