Form 10KSB/A
period 2004-12-31
ADVANCED TECHNOLOGY INDUSTRIES INC
filed 2006-01-25
CIK 1054825

                      U .S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-3
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

At January 20, 2006 there were 203,738,918 outstanding shares of registrant's common stock held by non-affiliates, with a market value of approximately $19,762,675 based on a closing bid quotation on the Over The Counter Bulletin Board on that date of $0.097 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At January 20, 2006, a total of 214,508,899 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes; [ ] No [X]

This Amendment Number 3 on Form 10-KSB/A-3 ("Amendment") amends Advanced Technology Industries, Inc.'s (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2004, originally filed on June 10, 2005 (as amended on July 22, 2005 and December 30, 2005, the "Amended Filing"). The Company is amending herein Part II, Item 8A of the Amended Filing. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

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

Given these material weaknesses, management devoted additional resources to resolving questions that arose during the Company's year-end audit. As a result, even though the Company had not implemented procedures to correct the material weaknesses related to the lack of segregation of duties in the process of cash receipts and disbursements and the timely review of accounting analysis during the period covered by this report, the Company believes that the Company's consolidated financial statements for the year ended December 31, 2004 fairly present, in all material respects, the Company's financial condition and results of operations.

(b) Changes in Internal Controls and Procedures.

One of the material weaknesses discussed above related to accounting for stock transactions. This weakness was mainly the result of the manner in which certain employees of LTDN documented stock issuances and maintained the stock ledger of LTDN. Following the acquisition of LTDN on December 15, 2004, Interwest Transfer Company, an independent transfer agent, began handling all stock transactions of the Company. As a result, the Company believes that the Company's disclosure controls and procedures with respect to accounting for stock transactions are now effective to ensure that such information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, the Company retained a certified public accountant to assist in the preparation of the Company's financial statements and periodic SEC filings. However, even though the Company implemented procedures to correct the material weaknesses with respect to accounting for stock transactions, no procedures were implemented with respect to the lack of segregation of duties in the process of cash receipts and disbursements and the timely review of accounting analysis and the Company's disclosure controls and procedures with respect to such items are still not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

                                ADVANCED TECHNOLOGY INDUSTRIES, INC.

Dated: January 23, 2006         By: /s/ Allan Klepfisz
                                    ---------------------------------------
                                    Allan Klepfisz, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 23, 2006               By: /s/ Allan Klepfisz
                                          --------------------------------------
                                          Allan Klepfisz,
                                          Chief Executive Officer and Director


Dated: January 23, 2006               By: /s/ James Samuelson
                                          --------------------------------------
                                          James Samuelson,
                                          Chief Financial Officer


Dated: January 23, 2006               By: /s/ Arie Baalbergen
                                          --------------------------------------
                                          Arie Baalbergen,
                                          Director


Dated: January 23, 2006               By: /s/ Chai Ong
                                          --------------------------------------
                                          Chai Ong,
                                          Director