Form 10KSB
period 2005-12-31
Brilliant Technologies, CORP
filed 2006-05-26
CIK 1054825

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

           COMMISSION FILE NUMBER 0-23761


                       BRILLIANT TECHNOLOGIES CORPORATION
                 (Name of small business issuer in its charter)


               DELAWARE                                        13-4000208
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

              211 MADISON AVENUE APT. 28B, NEW YORK, NEW YORK 10116
               (Address of principal executive offices)     (Zip Code)

       Issuer's telephone number: (212) 532-2736

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

       Securities Registered Pursuant to Section 12(G) of the Act:  COMMON STOCK

       Check whether the issuer is not required to file reports pursuant
       Section 13 or 15(d) of the Exchange Act.   [ ]

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

       Issuer's revenues for its most recent fiscal year. $0

       As of May 22, 2006 there were 363,893,010 outstanding shares of the issuer's common stock held by non-affiliates with an aggregate market value of approximately $8,733,432 based on a closing bid quotation on the OTC Bulletin Board of $0.024 on such date.

       As of May 22, 2006 there were 370,455,662 outstanding shares of the issuer's common stock.


       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1. BUSINESS

         Brilliant Technologies Corporation was incorporated in Delaware in October 1995. As used in this annual report, references to "we", "us" and "our" refer to Brilliant Technologies Corporation and its consolidated subsidiaries.

ACQUISITIONS

ACQUSITION OF LTDNETWORK, INC.

On December 15, 2004, we consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDnetwork, Inc., which is referred to in this annual report as "LTDN". Such acquisition was effected pursuant to a merger of LTDN with and into one of our subsidiaries. Pursuant to the terms of the merger we issued to the stockholders of LTDN consideration consisting of (i) 193,336 shares of our Series A Convertible Preferred Stock and (ii) warrants to purchase 487,903 shares of our Series A Convertible Preferred Stock at an exercise price of $16.33 per share. The exercise period for such warrants will expire on June 18, 2006.

The terms of our Series A Convertible Preferred Stock provided that each share of our Series A Convertible Preferred Stock would automatically convert into 400 shares of our common stock if the holders of our common stock approved an amendment to our certificate of incorporation to increase our authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. The holders of our common stock approved such amendment at our annual meeting of stockholders held on September 26, 2005 and we filed such amendment with the Secretary of State of the State of Delaware on September 27, 2005. As a result, all shares of our Series A Convertible Preferred Stock were converted into shares of our common stock and the corresponding warrants became warrants to purchase shares of our common stock at approximately $0.04 per share.

We agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock issued in such merger within 90 days following the date of such amendment to our certificate of incorporation. In addition, we agreed to use our reasonable efforts to cause such registration statement to be declared effective within 180 days following the date of such amendment to our certificate of incorporation. We have filed such registration statement and it became effective on January 26, 2006. We have agreed to keep such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder, (b) the expiration of the period referred to in Rule 144(k) under the Securities Act of 1933 and (c) two years from the effective date of such registration statement.

Since immediately following such merger the former stockholders of LTDN owned a majority of our common stock (assuming the conversion of all the shares of our Series A Convertible Preferred Stock and the exercise of all the warrants to purchase shares of our Series A Convertible Preferred Stock, in each case issued to such stockholders) and the former management of LTDN constituted a majority of our Board of Directors, we accounted for the acquisition of LTDN as a reverse merger with LTDN as the acquirer of us. LTDN was formed on October 1, 1999.

ALFA-PRO PRODUCTS GMBH--ACQUISITION OF STOCK AND ASSETS.

Prior to the reverse merger with LTDN, on December 13, 2004, we entered into, and consummated the acquisitions contemplated by, a Stock and Intellectual Property Purchase Agreement with Alice Schlattl, Schlattl GBR, Claudia Schreiner, Susanne Schlattl and Ralph Schlattl.

Pursuant to such Stock and Intellectual Property Purchase Agreement, we purchased (a) all of the equity interests of Alfa-Pro Products GmbH, referred to in this annual report as "Alfa-Pro", from Alice Schlattl in consideration for 43,600 shares of our Series A Convertible Preferred Stock and $90,000, and (b) certain intellectual property rights from Schlattl GBR in consideration for 6,400 shares of our Series A Convertible Preferred Stock. Such $90,000 amount was due and payable prior to June 11, 2005, however, we have not yet made such payment. As a result of the acquisition of Alfa-Pro and such intellectual property rights, we obtained the intellectual property rights to over 40 consumer products. Such products are in varying stages of the development process and none have yet been commercialized.

COMPANY OPERATIONS
------------------

GENERAL. We are a development stage company and our efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital.

Our primary strategy is to acquire and commercialize new or previously existing but non-commercialized technologies. Directly or through a subsidiary, we may acquire a direct interest in these technologies, a right to use these technologies, and/or an ownership interest in the entity owning these technologies. The acquisition of technologies by us may be made by the issuance of our common stock or other securities, cash or other consideration, or a combination thereof. Our principal activities include identifying, reviewing and assessing technologies for their commercial applicability and potential.

Described below are the various technologies which we presently own.

LTDNETWORK, INC.
----------------

LTDN specializes in the development of innovative technologies, software and services for online e-tailers, advertising, media and marketing companies. LTDN's software and services include the following:

QTRAX. We believe that Qtrax, a unique music file sharing technology based Internet service, will be the first music file sharing application that provides consumers the ability, at no charge, to download music files from the Gnutella peer to peer network with the permission of the record and publishing companies that own the rights to such music to the extent that such record and publishing companies have executed licensing agreements with LTDN. It is contemplated that we will share with such record companies at least 50% of the revenue we generate from advertising on our Qtrax website and that we will share with such publishing companies at least 15% of the revenue we generate from such advertising. This revolutionary free service will allow a consumer to play the music files only on the computer such consumer uses to download such music files. QTrax will also operate as an online music store where a consumer can purchase music files as a permanent download so that the consumer can play such music files on any device that plays MP3 files. Through the integration of LTDN's innovative Xpeer software application as part of the Qtrax service, LTDN will be able to offer online e-tailers, advertising, media and marketing companies the ability to provide highly targeted advertising, promotional and other marketing information to consumers who may have a strong interest in such advertisers' products. For example, if a consumer downloads music files of a particular artist, Xpeer will display books, music and other products that feature such artist.

INTELLIPRICE. intelliPrice is a fully customizable, event driven Internet Explorer browser add-in that automatically performs price comparisons on recognized products that a consumer is viewing on an alternate or a competitors website. intelliPrice can boost referral and commission revenues to portals by increasing the visibility and accessibility of products and services available from portal affiliates. intelliPrice can also be used by large independent Internet retailing partners to promote their products directly to their customers when they are at alternative websites. As shoppers browse, intelliPrice is able to identify what is being viewed and can deliver current price comparisons, targeted advertising and personalized information from portal partners in either a slide-out panel, a toolbar, or an alert window from the task bar. We believe that intelliPrice is unobtrusive yet significantly enhances the price- and value-seeking shopper experience.

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

RESEAL, LTD.
------------

Reseal, Ltd, a 96% owned subsidiary referred to in this annual report as "Reseal", holds the intellectual property related to our proprietary resealable metal beverage can. This innovative product allows a beverage can to be resealed while maintaining the carbonation and/or freshness of the contents longer than a pop top feature of most beverage cans. To date, Reseal has not entered into any distribution or sales agreements and there can be no assurance that Reseal will enter into distribution or sales agreements, or if entered into that the agreements will result in significant sales or revenue. The ability to successfully commercialize the resealable metal beverage can is heavily dependent upon our ability to raise additional funds.

ALFA-PRO
--------

Alfa-Pro is a German based firm focused on developing and patenting technologies and products for the consumer market. Alfa Pro's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target markets. The products of Alfa-Pro are in various stages of development and none of such products has reached the commercialization stage.

INTELLECTUAL PROPERTY
---------------------

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

MARKETING AND DISTRIBUTION
--------------------------

We believe that several of our acquired technologies and products are ready for commercialization and marketing, specifically the Qtrax and intelliPrice services.

As a result, we will devote significant business activities and resources to the successful commercialization and marketing of our acquired technologies and products. We have little experience marketing products of a technological or consumer nature. The introduction of a new product or technology into the market place requires vast capital resources and an increase in corporate personnel. Our product marketing with respect to our consumer products relies on the development of strategic alliances with global distributors. This would place the burden of marketing the products directly on the strategic partners and would keep our cost risk low and reduce the amount of capital resources we need to operate successfully. Conversely, the risks include the inability to locate the proper partner and that any such partner is not effective.

COMPETITION
-----------

Competition in all of the areas in which we own and propose to purchase technologies is intense. We compete against a wide range of companies, universities, think tanks, consumer product companies and others, most which possess substantially greater financial and marketing resources and experience than us. Competition in our core business segments is typically based on product recognition and acceptance, price, and sales and marketing expertise and resources. Any one or more of our competitors or other enterprises not presently identified by or known to us may develop technologies and/or products which are superior to, or less expensive than, our products and technologies or market more successfully existing or new competing products and technologies. To date, we have not generated any revenues from our products or technologies and are competing against companies that may have significantly greater financial and human resources.

RESEARCH AND DEVELOPMENT
------------------------

In the fiscal year ended December 31, 2005, we incurred expenses of $812,175 on research and development. By comparison, in the fiscal year ended December 31, 2004, we incurred expenses of $558,249 on research and development.

GOVERNMENTAL REGULATION
-----------------------

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

EMPLOYEES
---------

We currently employ no part-time and four full-time employees. LTDN currently employs seven full-time and no part-time employees. LTDN's employees engage in software development and marketing.

We believe that we have satisfactory relations with our current employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in a 142.9 square foot office space at 211 Madison Avenue, Apt. #28B New York, New York 10016.

LTDN's principal executive offices are located in a 250 square meter space at 459 Collins Street Level 11, Melbourne, Victoria 3000, Australia.

ITEM 3. LEGAL PROCEEDINGS

We are also subject to various matters of litigation during our normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.
-------------------

Our common stock is traded on the OTC Bulletin Board currently under the symbol BLLN.

The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years, as reported by the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

                     2004                          HIGH                LOW
                     ----                          ----                ---
                 First Quarter                  $      0.35         $     0.16
                Second Quarter                  $      0.24         $     0.11
                 Third Quarter                  $      0.22         $     0.09
                Fourth Quarter                  $      0.36         $     0.16

                     2005                          HIGH                LOW
                     ----                          ----                ---
                 First Quarter                  $      0.24         $     0.12
                Second Quarter                  $      0.25         $     0.10
                 Third Quarter                  $      0.14         $     0.07
                Fourth Quarter                  $      0.12         $     0.07


Holders
-------

There were approximately 301 stockholders of record of our common stock as of May 22, 2006.

Dividends
---------

We have never declared or paid cash dividends on our common stock, and we anticipate that future earnings, if any, will be retained for development of our business. Payment of cash dividends in the future will be wholly dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by us.

Stock Issuances
---------------

In November 2005, we issued 236,556 shares of our common stock in connection with the conversion of salary of an employee. Such issuance was effected pursuant to Regulation S of the Securities Act of 1933.

In November 2005 we issued 2,500,000 for services provided to us. We valued such services at $250,000. Such issuance was effected pursuant to Section 4(2) of the Securities Act of 1933.

In December 2005 certain holders of warrants issued in connection with the acquisition of LTDN exercised such warrants to purchase 17,098,043 shares of our common stock. The Company received $697,979 gross proceeds as a result of such exercise. Such issuance was effected pursuant to Regulation S and Section 4(2) of the Securities Act of 1933.

In December 2005 we issued 208,333 shares of our common stock in connection with a financing transaction. Such issuance was effected pursuant to Regulation S of the Securities Act of 1933.

ITEM 6. PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the remainder of this annual report including, but not limited to, the financial statements and notes thereto included herein. In addition, this annual report contains certain statements that are "forward looking statements", which relate to future events or our future financial performance. Any statements contained in this annual report which are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, forward looking statements can be identified by the use of words such as "believes," "expects," "intends," "projects," "anticipates," "contemplates," or "estimates." Although we believe that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of our operations are subject to a number of uncertainties, risks and other influences which are set forth below under the caption entitled "Risk Factors", many of which are outside of our control and any one of which, or a combination of which, could materially affect our results of operations and whether the forward looking statements made by us ultimately prove to be accurate.

We are a development stage company and our efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. This discussion provides an analysis of our anticipated plan of operation for the next 12 months.

During the next 12 months we intend to concentrate on the (i) continued development and marketing of the software products of LTDN, (ii) commercialization of our proprietary resealable metal beverage can, and (iii) commercialization of products developed by Alfa-Pro and from the intellectual property acquired from Schlattl GBR.

Except for a nominal amount of revenue from the sale of products of one of our subsidiaries in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. We will require additional financing to continue our planned operations during the next 12-month period. We believe that we will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations.

In particular, we need to obtain financing for the production of machine-fabricated samples of our resealable beverage can for distribution to beverage producers who have previously expressed an interest in our resealable beverage can. It is anticipated that production of those samples, marketing and general operational expenses will require less than $450,000. We anticipate that in the event we are required to purchase capital equipment for the full scale production of our resealable beverage cans, an additional $2,000,000 would be required. The production of the machine produced samples has been delayed by a failed financing, the proceeds of which were to be used to complete this production run.

Also, we have recently launched our intelliPrice product developed by LTDN. We need to raise additional funds in order to put us in a position to successfully market and distribute such product. We also plan on launching our Qtrax product in the near future.

Ideally, upon the commercialization of our products, including intelliPrice and Qtrax, and implementation of operational cost controls, we would hope that sustainable revenues will be able to be generated so as to avoid the necessity to raise significant funds in the longer term. There can be no assurances as to when and whether we will be able to commercialize our products and technologies and realize any revenues therefrom.

No assurance can be given that we can complete the development of any technology or that, if any technology is fully developed, it can be manufactured and marketed on a commercially viable basis. Furthermore, no assurance can be given that any technology will receive market acceptance. Being a development stage company, we are subject to all the risks inherent in the establishment of a developing or new business.

Between March 1, 2005 and May 22, 2006, we have raised from various financing sources approximately $4,315,000 through the issuance of our 9% Convertible Debentures and warrants to purchase shares of our common stock. We have also issued an additional $45,000 aggregate principal amount of such 9% Convertible Debentures and warrants to certain holders of such 9% Convertible Debentures in consideration for such holders agreeing to certain amendments with respect to the terms of such 9% Convertible Debentures and an additional $200,000 aggregate principal amount of such 9% Convertible Debentures as a penalty for not filing this annual report with the Securities and Exchange Commission on or prior to May 17, 2006.

Debentures due August 20, 2006
------------------------------

An aggregate of $3,145,000 of such 9% Convertible Debentures are due and payable on August 20, 2006 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. As of May 22, 2006, an aggregate of $1,714,600 of such 9% Convertible Debentures had been converted into shares of our common stock. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion (in lieu of such restriction, an aggregate of $300,000 of such 9% Convertible Debentures provided that the holder thereof shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion). If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

Each warrant issued in connection with such 9% Convertible Debentures is exercisable until the second anniversary of the effective date of the registration statement registering our shares of common stock issuable upon the exercise of such warrants. Such warrants are exercisable at $0.10 per share, such exercise price subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs. Subject to limited exceptions, a holder shall not be entitled to convert a warrant held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion (in lieu of such restriction, an aggregate of 4,285,714 of such warrants provided that the holder thereof shall not be entitled to convert such warrants held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion). If the average of the closing bid prices of our common stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of our common stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each such warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from us that such average price and closing bid prices have occurred, the exercise price for such warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs). Holders of such warrants are entitled to effect a cashless exercise of such warrants if the registration statement registering our shares of common stock issuable upon the exercise of such warrants has not been declared effective prior the first anniversary of the issuance of such warrants.

Debentures due March 24, 2007
-----------------------------

An aggregate of $350,000 of such 9% Convertible Debentures are due and payable on March 24, 2007 and bear interest at 9% per annum on a simple non-compounded basis. In addition, a certain investor has agreed to purchase (i) an aggregate of $250,000 principal amount of such 9% Convertible Debentures at least three days prior to the filing of the registration statement registering such 9% Convertible Debentures, and (ii) an aggregate of $600,000 principal amount of such 9% Convertible Debentures at least three days prior to the effective date of such registration statement. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. As of May 22, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion. If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

Each warrant issued in connection with such 9% Convertible Debentures is exercisable until the second anniversary of the effective date of the registration statement registering our shares of common stock issuable upon the exercise of such warrants. Such warrants are exercisable at $0.07 per share, such exercise price subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs. Subject to limited exceptions, a holder shall not be entitled to convert a warrant held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion. If the average of the closing bid prices of our common stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of our common stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each such warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from us that such average price and closing bid prices have occurred, the exercise price for such warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs). Holders of such warrants are entitled to effect a cashless exercise of such warrants if the registration statement registering our shares of common stock issuable upon the exercise of such warrants has not been declared effective prior the first anniversary of the issuance of such warrants.

Debentures due April 3, 2007
----------------------------

An aggregate of $625,000 of such 9% Convertible Debentures are due and payable on April 3, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. As of May 22, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock.

Debentures due May 2, 2007
--------------------------

An aggregate of $440,000 of such 9% Convertible Debentures are due and payable on May 2, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. As of May 22, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock.

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

                    RISKS RELATED TO OUR BUSINESS IN GENERAL

WE HAVE ONLY GENERATED NOMINAL REVENUES FROM OPERATIONS AND WE EXPECT TO INCUR ADDITIONAL SIGNIFICANT LOSSES.

We have conducted only limited operations to date consisting primarily of activities related to identifying and acquiring our technologies and products. We are subject to all of the business risks associated with a development company, including, but not limited to:

         o an inability to successfully market our technologies and products;

         o        risks of unforeseen capital requirements;

         o        failure of market acceptance of our technologies and products;

         o        failure to establish business relationships; and

         o competitive disadvantages as against larger and more established companies.

We anticipate that we will continue to incur significant operating losses for the foreseeable future as our operating expenses will increase as we continue to develop, enhance and commence the commercialization of our products. We have generated no meaningful revenues to date. As of December 31, 2005, we had an accumulated deficit of $33,850,537. Although our management believes that we may recognize revenues once we launch our products in the marketplace, there can be no assurance as to when or whether we will be able to commercialize our products and technologies and realize any revenues therefrom.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL IN ORDER TO FULLY IMPLEMENT OUR BUSINESS PLAN AND MARKETING STRATEGY.

Our future capital requirements could vary significantly and will depend upon certain factors, many of which are not within our control. Factors that may bear on our future capital requirements include:

         o        the timing of licensing of technologies and sales of products;

         o        market acceptance of our technologies and products;

         o the existence and terms of any licensing and/or joint venture agreements for the marketing and sales of technologies and products;

         o the ongoing development and testing of technologies and products; and

         o        the availability of financing.

We will require substantial additional capital to expand our business, for research and development activities and to hire administrative, marketing, technical and operational support personnel. We cannot provide any assurances that we ever will obtain the additional capital necessary to fully effectuate our business goals or obtain such capital on commercially reasonable terms. Moreover, we cannot provide assurances that additional capital requirements will not arise, or that we will generate sufficient revenues to cover expenses or generate profits. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs and marketing and sales programs, forego technology acquisition opportunities, or license third parties to commercialize technologies that we would otherwise seek to develop. In addition, we may have to issue our common stock or securities convertible into our common stock in order to obtain the funding necessary to support operations which will dilute shareholdings and may negatively impact the price of our common stock.

THE HOLDERS OF OUR 9% CONVERTIBLE DEBENTURES HAVE A LIEN ON ALL OF OUR ASSETS (INCLUDING OUR INTELLECTUAL PROPERTY) AND COULD FORECLOSE IN THE EVENT THAT WE DEFAULT UNDER THOSE DEBENTURES.

Our 9% Convertible Debentures are due and payable with 9% interest on August 20, 2006, March 24, 2007, April 3, 2007 or May 2, 2007, as the case may be, unless sooner converted into shares of our common stock. In addition, any event of default as described in our 9% Convertible Debentures could require the early repayment of such 9% Convertible Debentures. If we are required to repay such 9% Convertible Debentures, we may need to raise additional funds. Also, under the terms of the Security Agreement among us and the holders of our 9% Convertible Debentures we have granted a security interest to such holders on all our assets (including our intellectual property). If we default under the terms of our 9% Convertible Debentures, the holders of such 9% Convertible Debentures would be entitled, among other things, to foreclose on our assets in order to satisfy our obligations under such 9% Convertible Debentures. A foreclosure on our assets would have a material adverse effect on our business, financial condition and results of operations.

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

Any of these factors could have a material adverse effect on our business. These difficulties could distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions.

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

CERTAIN RISKS MAY ATTACH TO OPERATIONS IN FOREIGN COUNTRIES.

We conduct a significant portion of our operations in Australia and Germany. Certain risks attach to operations in foreign countries. Legal systems in some of the nations in which we conduct operations, including the licensing of technologies and selling products, may not be as developed as the United States legal system. Consequently, certain contract rights may be unenforceable in some of these jurisdictions. Any inability to enforce contracts or collect payment from clients located in these areas could have a material adverse effect on our business and results of operations. In addition, changes in a specific country's political or economic condition and unexpected changes in foreign laws and regulatory requirements could have a material adverse effect on our business and results of operations.

Our expenses are recorded in different currencies. As a result, we will be subject to the effects of exchange rate fluctuations with respect to these currencies.

                       RISKS RELATED TO OUR QTRAX BUSINESS

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, security, retransmitting of media, personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we, and our potential customers, may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution. Changes to or the interpretation of these laws and the entry into such industry agreements could:

         o        limit the growth of the Internet;

         o create uncertainty in the marketplace that could reduce demand for our products and services;

         o        increase our cost of doing business;

         o expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Websites or distributed or accessed through our products or services;

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH LEGAL UNCERTAINTIES.

We do not know for certain how the recent Supreme Court case, Metro-Goldwyn v. Grokster, will affect our business model. The Court found that companies that distribute music file sharing software with the object of promoting its use to infringe copyright, as shown by clear expression or other affirmative steps taken to foster infringement, are liable for the resulting acts of infringement by third parties. Record companies may assert claims against us for infringement of their proprietary rights and these claims may be successful. We could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights, which could materially adversely affect our business, results of operations or financial condition. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to market Qtrax.

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

Online music services competitors will include Napster, RealNetworks, Inc., Apple Computer's iTunes Music Store, Sony Connect, Walmart.com, Yahoo!, MSN and online music services powered by MusicNet such as AOL Music and Virgin.

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

OUR NETWORK WILL BE SUBJECT TO SECURITY AND STABILITY RISKS THAT COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

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

         o someone could circumvent our security measures and misappropriate our, our partners' or our customers' proprietary information or content or interrupt operations;

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

    RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

HOLDERS OF OUR COMMON STOCK MAY HAVE THEIR PERCENTAGE OWNERSHIP DILUTED AS A RESULT OF THE CONVERSION OF OUR 9% CONVERTIBLE DEBENTURES, THE EXERCISE OF WARRANTS ISSUED IN CONNECTION WITH SUCH 9% CONVERTIBLE DEBENTURES AND THE EXERCISE OF WARRANTS ISSUED IN CONNECTION WITH OUR ACQUISITION OF LTDNETWORK, INC.

If all our 9% Convertible Debentures outstanding as of May 22, 2006 are converted at the conversion price as of such date and all the warrants issued in connection with such 9% Convertible Debentures outstanding as of May 22, 2006 are exercised at their exercise price as of such date, then 267,715,902 shares of our common stock will be issued with respect to such conversion (not including any shares of our common stock to be issued on the conversion of interest accrued on such 9% Convertible Debentures) and exercise. In addition, if all the warrants issued in connection with our acquisition of LTDN outstanding as of May 22, 2006 are exercised, then 162,496,084 shares of our common stock will be issued with respect to such exercise. The exercise price for such warrants is equal to approximately $0.04 per share. The additional shares in the market will dilute the percentage interest of our stockholders and may have a material adverse effect on the market price of our common stock. Any such decline in the market price of our common stock could impede our efforts to obtain additional financing through the sale of additional equity or equity-related securities or could make such financing more costly.

THE ADJUSTABLE CONVERSION PRICE OF OUR 9% CONVERTBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES OF OUR COMMON STOCK.

Our 9% Convertible Debentures are convertible at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of our common stock and spin-offs) and 75% of the average of the 10 or 5, as the case may be, lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. Accordingly, the conversion price may fluctuate with the market price of our common stock and the number of shares we would be required to issue would increase, perhaps substantially, while the market price of our common stock trades below $0.09. Also, since such conversion price has no lower limit (ie a "floorless" conversion feature), the market price of our common stock could decline to a level requiring us to issue more shares than are currently authorized under our certificate of incorporation resulting in a default under our 9% Convertible Debentures. In addition, since our 9% Convertible Debentures are convertible at a discount to the trading price of our common stock prior to the conversion, the significant downward pressure on the price of our common stock as the selling stockholders convert and sell material amounts of our common stock could encourage short sales by investors. The selling stockholders could sell our common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY IN THE FUTURE BE AFFECTED BY PRICE AND VOLUME FLUCTUATION IN THE MARKET FOR DEVELOPMENTAL STAGE COMPANIES.

The OTC Bulletin Board, where many developmental stage companies are traded, experiences extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. We have not been subject to any lawsuits alleging that we have violated any provisions of federal securities laws. The filing of litigation against us, or any other claims, if made, could result in substantial costs and a diversion of the attention and resources of our management.

OUR COMMON STOCK MAY BECOME INELIGIBLE FOR QUOTATION ON THE OTC BULLETIN BOARD AS A RESULT OF OUR FAILURE TO FILE OUR PERIODIC REPORTS UNDER THE SECURITIES EXCHANGE ACT OF 1934 WITH THE SECURITIES AND EXCHANGE COMMISSION IN A TIMELY MANNER.

On November 16, 2005, the Securities and Exchange Commission approved a change to NASD Rule 6530 providing that if an issuer with securities quoted by a NASD member on the OTC Bulletin Board is cited for delinquent filing of its periodic reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission three times in a 24 month period or is removed from such quotation for failure to timely make such filings two times in a 24 month period then the securities of such issuer would be ineligible for quotation by a NASD member on the OTC Bulletin Board. If an issuer becomes ineligible to be so quoted, such issuer would not become eligible for quotation on the OTC Bulletin Board until it has filed such periodic reports for one year in a timely manner. We have been cited two times since the enactment of such change to NASD Rule 6530 for delinquent filings of such periodic reports. If we are delinquent in the filing of another periodic report in the next 23 months our common stock will be ineligible to be quoted on the OTC Bulletin Board. Such ineligibility may severely limit the market liquidity of our common stock and the ability of holders of our equity securities to sell their securities in the secondary market.

OUR COMMON STOCK IS PRESENTLY SUBJECT TO THE "PENNY STOCK" RULES WHICH MAY MAKE IT A LESS ATTRACTIVE INVESTMENT.

Since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Securities Exchange Act of 1934. Our common stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share. Under such Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Securities Exchange Act of 1934, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our common stock and the ability of purchasers of our equity securities to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the year ended December 31, 2005 are attached hereto as pages F-1 through F-36.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Based upon our management's evaluation as of the end of the period covered by this report, our chief executive officer concluded that, our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In connection with the audit of our financial statements for the year ended December 31, 2005, our auditors identified the following material weaknesses:

         o the lack of segregation of duties in the process of cash receipts and disbursements;
         o the lack of a timely closing of our books and records and preparation of our financial statements;
         o the lack of controls with respect to the documentation and accounting for the issuance of our equity securities; and
         o inadequate accounting resources to account for and analyze technical accounting issues, including, without limitation, accounting for derivative obligations.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The following table sets forth certain information regarding our officers and directors as of the date of this annual report:

Name                    Age      Title
----                    ---      -----
Allan Klepfisz          50       President, Chief Executive Officer and Director
Arie Baalbergen         66       Director
Chai Ong                56       Director

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors elects the officers annually.

Allan Klepfisz joined us as our President, Chief Executive Officer and a Director on December 15, 2004. Mr. Klepfisz was appointed to our Board of Directors in connection with the consummation of our acquisition of LTDN. Between August 1999 and March 2000, Mr. Klepfisz was involved in the formation of LTDN. Since March 2000, Mr. Klepfisz has served as the Chief Executive Officer and a director of LTDN.

Arie Baalbergen joined us as a Director on December 15, 2004. Mr. Baalbergen was appointed to our Board of Directors in connection with the consummation of our acquisition of LTDN. Between August 1999 and March 2000, Mr. Baalbergen was involved in the formation of LTDN. Since March 2000, Mr. Baalbergen has served as the Chief Financial Officer and a director of LTDN.

Chai Ong joined us a Director on December 15, 2004. Mr. Ong was appointed to our Board of Directors in connection with the consummation of our acquisition of LTDN. Since 2001, Mr. Ong has served as a director of LTDN. During 2000 and 2001, Mr. Ong served as the Vice President, Corporate Finance of LTDN.

We do not have a separate audit committee. In addition, our Board of Directors has determined that none of our directors is an "audit committee financial expert" as defined under the rules of the Securities and Exchange Commission. Due to our small size and limited resources we are not able to recruit potential directors that would qualify as such an "audit committee financial expert".

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us with respect to the fiscal year ended December 31, 2005, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-B stating that no Forms 5 were required, we believe that, during such fiscal year, James Samuelson, our former Chief Financial Officer, was delinquent in filing Form 4s with respect to securities acquired by him during such year.

CODE OF ETHICS

We have not adopted a Code of Ethics that applies to our executive officers. Due to our small size and limited resources we currently only have a single executive officer. We have communicated to such executive officer the high level of ethical conduct expected of him. We intend to adopt a written Code of Ethics as soon as practicable.

ITEM 9. EXECUTIVE COMPENSATION

The following table presents, for each of the last three fiscal years ending December 31, 2005 the annual compensation earned by our chief executive officer and our most highly compensated executive officers, who are referred to in this annual report as the "Named Executive Officers".

--------------- ----------- ------------------------------------------ ---------------------------------------------------
                                       Annual Compensation                           Long-Term Compensation
--------------- ----------- ------------------------------------------ ---------------------------------------------------
                                                                                Awards                   Payouts
--------------- ----------- -------------- ------------- ------------- ------------------------- -------------------------
                                                                                     Securities
                                                            Other       Restricted   Underlying                 All Other
   Name and                                                 Annual        Stock       Options/       LTIP        Compen
  Principal                    Salary         Bonus         Compen        Awards        SARs        Payouts     -sation
   Position        Year          ($)           ($)         -sation          ($)          (#)          ($)          ($)
--------------- ----------- -------------- ------------- ------------- ------------ ------------ ------------ ------------
James
Samuelson,
Former Vice        2005     $225,000       $293,300(2)        --           --           --           --           --
President,
Chief              2004     $225,000(3)         --            --        $206,000      937,000        --           --
Financial
Officer and        2003     $120,000            --            --           --           --           --           --
Secretary (1)

--------------- ----------- -------------- ------------- ------------- ------------ ------------ ------------ ------------
Allan
Klepfisz,
Chief              2005     $275,000        $78,571(4)    $91,200(5)       --           --           --           --
Executive
Officer and
President          2004     $11,455(6)          --            --           --           --           --           --

--------------- ----------- -------------- ------------- ------------- ------------ ------------ ------------ ------------

         (1) Mr. Samuelson resigned his positions as an officer and director with us on January 26, 2006.

         (2) During 2005, Mr. Samuelson received 2,333,000 shares of our common stock registered on Form S-8. He is owed an additional 667,000 shares of our common stock for performance goals met in 2005.

         (3) During 2004, Mr. Samuelson received 1,526,238 shares of our common stock, registered on Form S-8 and 1,183,333 shares of our unregistered common stock as payment of $407,800 in salary accrued and unpaid for prior years. Mr. Samuelson received as a bonus 937,777 shares of our unregistered common stock valued at $206,000. Mr. Samuelson also received as a bonus an option to purchase 937,777 shares of our common stock with an exercise price of $0.22 per share

         (4) During 2005, Mr. Klepfisz received 523,811 shares of our common stock registered on Form S-8.

         (5) Mr. Klepfisz receives an expense allowance of $7,600 per month.

         (6) Mr. Klepfisz has served as our President and Chief Executive Officer since December 15, 2004 and has a base annual salary of $275,000.

The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 2005 by the Named Executive Officers and with respect to unexercised options held by such persons at December 31, 2005.

                           AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FY-END OPTION/SAR VALUES

------------------------------------- --------------------------------- ---------------------------------
                                         Number of Shares Underlying          Value of Unexercised
                                          Unexercised Options as of         In-The-Money Options/SARs
                                            December 31, 2005 (#)          as of December 31, 2005 ($)
                Name                      Exercisable/Unexercisable         Exercisable/Unexercisable
------------------------------------- --------------------------------- ---------------------------------
          James Samuelson                        1,037,777/0                         0/0
------------------------------------- --------------------------------- ---------------------------------
          Allan Klepfisz                             0/0                             0/0
------------------------------------- --------------------------------- ---------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 22, 2006 as to each person who is known to us to be the beneficial owner of more than 5% of our common stock (giving effect to all warrants and options exercisable within 60 days) and as to the security and percentage ownership of each of our Named Executive Officers and directors and all of our officers and directors as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

--------------------------------- ---------------------------------- ---------------------------------
Name of Beneficial Owner           Common Stock Beneficially Owned       Percent of Common Stock
--------------------------------- ---------------------------------- ---------------------------------
Alice Schlattl                               17,440,000                            4.7%
--------------------------------- ---------------------------------- ---------------------------------
Allan Klepfisz                                  523,811                            0.1%
--------------------------------- ---------------------------------- ---------------------------------
James Samuelson (1)                           7,694,847                            2.1%
--------------------------------- ---------------------------------- ---------------------------------
Chai Ong (2)                                  4,820,452                            1.3%
--------------------------------- ---------------------------------- ---------------------------------
Arie Baalbergen (3)                          11,517,400                            3.1%
--------------------------------- ---------------------------------- ---------------------------------
All Officers and Directors as a
group (4 persons)                            24,032,699                            6.5%
--------------------------------- ---------------------------------- ---------------------------------

(1) Includes options to purchase 1,037,777 shares of our common stock and 667,000 shares of our common stock owed to Mr. Samuelson for performance goals met in 2005.
(2) Includes warrants to purchase 1,481,200 shares of our common stock. Also includes 190,400 shares of our common stock and warrants to purchase 480,800 shares of our common stock held by Mr. Ong's wife.
(3) Includes warrants to purchase 7,813,200 shares of our common stock.

Equity Compensation Plan Information
------------------------------------

The following table provides certain information as of December 31, 2005 concerning shares of our common stock that may be issued under existing equity compensation plans.

--------------------------------- ------------------------------ ------------------------------- ----------------------------
                                  Number of securities to be     Weighted-average exercise       Number of securities
                                  issued upon exercise of        price of outstanding options,   remaining available for
                                  outstanding options,           warrants and rights             future issuance under
                                  warrants and rights                        (b)                 equity compensation plans
                                          (a)                                                    (excluding securities
                                                                                                 reflected in column (a))
                                                                                                            (c)
--------------------------------- ------------------------------ ------------------------------- ----------------------------
Equity compensation plans
approved by security holders (1)             205,000                         $0.34                        16,915,000
--------------------------------- ------------------------------ ------------------------------- ----------------------------
Equity compensation plans not
approved by security holders (2)             937,000                         $0.22                          772,452
--------------------------------- ------------------------------ ------------------------------- ----------------------------
Total                                       1,142,777                        $0.30                        17,687,452
--------------------------------- ------------------------------ ------------------------------- ----------------------------

         (1) Included in this category are the Brilliant Technologies Corporation 2000 Stock Option Plan and the Brilliant Technologies Corporation 2005 Equity Incentive Plan.
         (2) Included in this category are the Brilliant Technologies Corporation 2001 Consultants Stock Plan and the Brilliant Technologies Corporation 2005 Stock Compensation Plan.

On November 30, 2001 our Board of Directors adopted a stock plan entitled the Brilliant Technologies Corporation 2001 Consultants Stock Plan (the "2001 Plan"). Our stockholders have not approved the 2001 Plan. Under the 2001 Plan, options and restricted stock awards may be issued to persons providing consulting services to us. Our Board of Directors administers the 2001 Plan but may delegate such administration to a committee, which shall consist of at least two members of our Board. Our Board or such committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options, provided that the exercise price may never be less than 85% of the fair market value of the shares of our common stock on the date the option is granted. Our Board or such committee may also grant the options according to a defined vesting schedule, provided that in no case shall any option provide for the vesting of option shares for a period of time which exceeds five years from date of grant of the option, or on a cumulative incremental percentage basis which is less than twenty percent (20%) per year. Options may be granted for terms not exceeding ten years from the date of the grant.

On February 23, 2005 our Board of Directors adopted a stock plan entitled the Brilliant Technologies Corporation 2005 Stock Compensation Plan (the "2005 Plan"). Our stockholders have not approved the 2005 Plan. Under the 2005 Plan, options and restricted stock awards may be issued to persons providing consulting services to us. Our Board of Directors administers the 2005 Plan but may delegate such administration to a committee, which shall consist of at least two members of our Board. Our Board or such Committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options. Our Board or such Committee may also grant the options according to a defined vesting schedule. Options may be granted for terms not exceeding ten years from the date of the grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 8, 2004, we entered into a consulting agreement with Allan Klepfisz pursuant to which we issued to Mr. Klepfisz 2,337,500 shares of our common stock, with a value of $352,750, for consulting services performed by Mr. Klepfisz between November 1, 2002 and July 8, 2004 and for further services to be performed by Mr. Klepfisz up to the date of our acquisition of LTDN, which occurred on December 15, 2004. On July 8, 2004, we entered into a consulting agreement with Chai Ong pursuant to which we issued to Mr. Ong 1,700,000 shares of our common stock, with a value of $255,000, for consulting services performed by Mr. Ong between November 1, 2002 and July 8, 2004 and for further services to be performed by Mr. Ong up to the date of our acquisition of LTDN, which occurred on December 15, 2004. In February 2005, we issued 380,952 shares of our common stock to Mr. Ong in connection with consulting services provided to us by Mr. Ong. As of December 31, 2005 We owed Mr. Klepfisz $606,664 related to advances made by him. This obligation is payable on demand and does not provide for interest.

Each of Allan Klepfisz, Arie Baalbergen, and Chai Ong was a stockholder of LTDN at the time of our acquisition of LTDN on December 15, 2004. As a result, such persons received shares of our Series A Convertible Preferred Stock and warrants to purchase shares of our Series A Convertible Preferred Stock in exchange for their shares of common stock of LTDN. Mr. Klepfisz received 12,278 shares of our Series A Convertible Preferred Stock and warrants to purchase 30,985 shares of our Series A Convertible Preferred Stock, Mr. Baalbergen received 7,748 shares of our Series A Convertible Preferred Stock and warrants to purchase 19,553 shares of our Series A Convertible Preferred Stock and Mr. Ong received 1,944 shares of our Series A Convertible Preferred Stock and warrants to purchase 4,905 shares of our Series A Convertible Preferred Stock. Each of Mr. Klepfisz, Mr. Baalbergen and Mr. Ong also has the right to participate in the registration of our common stock received upon exercise of such shares of our Series A Convertible Preferred Stock and such warrants.

ITEM 13. EXHIBITS

Exhibit 2.1 Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among the Registrant,
                  LTDnetwork, Inc. and LTDN Acquisition Corp. (1)

Exhibit 2.2 First Amendment, dated as of December 15, 2004, among the Registrant, LTDnetwork, Inc. and LTDN Acquisition Corp. to that certain Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among the Registrant, LTDnetwork, Inc. and LTDN Acquisition Corp. (2)

Exhibit 2.3 Stock and Intellectual Property Purchase Agreement, dated as of December 13, 2004, among Alice Schlattl, Schlattl GBR, the Registrant, Claudia Schreiner, Susanne Schlattl and Ralph Schlattl. (2)

Exhibit 3.1       Certificate of Incorporation of the Registrant *

Exhibit 3.2 Certificate of Designations for the Series A Convertible Preferred Stock of the Registrant (2)

Exhibit 3.3 Amendment No. 1 to the Certificate of Designations for the Series A Convertible Preferred Stock of the Registrant (7)

Exhibit 3.4       Amended and Restated By-laws of the Registrant (15)

Exhibit 4.1 Warrant Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (2)

Exhibit 4.2 Registration Rights Agreement, dated as of December 15, 2004, between the Registrant and LTDnetwork, Inc. (2)

Exhibit 4.3 Securities Purchase Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc.(7)

Exhibit 4.4 Amendment No. 1 dated as of April 5, 2005 to the Securities Purchase Agreement and the Transaction Documents between the Registrant and The Gross Foundation, Inc.(7)

Exhibit 4.5 Form of 9% Convertible Debenture issued to The Gross Foundation, Inc.(7)

Exhibit 4.6       Form of Warrant issued to The Gross Foundation, Inc.(7)

Exhibit 4.7 Registration Rights Agreement dated as of March 1, 2005 between the Registrant and The Gross Foundation, Inc.(7)

Exhibit 4.8 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.(7)

Exhibit 4.9 Form of 9% Convertible Debenture issued to Double U Master Fund, L.P.(7)

Exhibit 4.10      Form of Warrant issued to Double U Master Fund, L.P.(7)

Exhibit 4.11 Registration Rights Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.(7)

Exhibit 4.12 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.(7)

Exhibit 4.13 Form of 9% Convertible Debenture issued to Platinum Partners Value Arbitrage Fund, L.P.(7)

Exhibit 4.14 Form of Warrant issued to Platinum Partners Value Arbitrage Fund, L.P.(7)

Exhibit 4.15 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.(7)

Exhibit 4.16 Securities Purchase Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(7)

Exhibit 4.17      Form of 9% Convertible Debenture issued to JM Investors,
                  Inc.(7)

Exhibit 4.18      Form of Warrant issued to JM Investors, Inc.(7)

Exhibit 4.19 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(7)

Exhibit 4.20 Securities Purchase Agreement dated as of July 14, 2005 between the Registrant and the investors named therein (9)

Exhibit 4.21 Form of 9% Convertible Debenture issued to certain investors on July 19 (9)

Exhibit 4.22      Form of Warrant issued to certain investors on July 19 (9)

Exhibit 4.23 Registration Rights Agreement dated as of July 14, 2005 between the Registrant and the investors named therein (9)

Exhibit 4.24 Amendment No. 1 dated as of July 19, 2005 to the Registration Rights Agreements between the Registrant and the investors named therein and the related Debentures(9)

Exhibit 4.25 Security Agreement dated as of July 19, 2005 between the Registrant and the investors named therein (9)

Exhibit 4.26 Securities Purchase Agreement dated as of August 26, 2005 between the Registrant and Harborview Master Fund L.P.(10)

Exhibit 4.27 Form of 9% Convertible Debenture issued to Harborview Master Fund L.P. (10)

Exhibit 4.28      Form of Warrant issued to Harborview Master Fund L.P.(10)

Exhibit 4.29 Registration Rights Agreement dated as of August 26, 2005 between the Registrant and Harborview Master Fund L.P. (10)

Exhibit 4.30 Securities Purchase Agreement dated as of September 12, 2005 between the Registrant and Silverlake Holdings. Inc.(10)

Exhibit 4.31 Form of 9% Convertible Debenture issued to Silverlake Holdings. Inc. (10)

Exhibit 4.32      Form of Warrant issued to Silverlake Holdings. Inc. (10)

Exhibit 4.33 Registration Rights Agreement dated as of September 12, 2005 between the Registrant and Silverlake Holdings. Inc. (10)

Exhibit 4.34 Securities Purchase Agreement dated as of October 11, 2005 between the Registrant and Chicago Venture Partners L.P.(10)

Exhibit 4.35 Form of 9% Convertible Debenture issued to Chicago Venture Partners L.P. (10)

Exhibit 4.36      Form of Warrant issued to Chicago Venture Partners L.P. (10)

Exhibit 4.37 Registration Rights Agreement dated as of October 11, 2005 between the Registrant and Chicago Venture Partners L.P. (10)

Exhibit 4.38 Securities Purchase Agreement dated as of October 17, 2005 between the Registrant and Monarch Capital Fund Ltd (10)

Exhibit 4.39 Form of 9% Convertible Debenture issued to Monarch Capital Fund Ltd (10)

Exhibit 4.40      Form of Warrant issued to Monarch Capital Fund Ltd (10)

Exhibit 4.41 Registration Rights Agreement dated as of October 17, 2005 between the Registrant and Monarch Capital Fund Ltd (10)

Exhibit 4.42 Securities Purchase Agreement dated as of February 21, 2006 between the Registrant and The Gross Foundation, Inc.(12)

Exhibit 4.43 Form of 9% Convertible Debenture issued to The Gross Foundation, Inc.(12)

Exhibit 4.44      Form of Warrant issued to The Gross Foundation, Inc.(12)

Exhibit 4.45 Registration Rights Agreement dated as of February 21, 2006 between the Registrant and The Gross Foundation, Inc.(12)

Exhibit 4.46 Securities Purchase Agreement dated as of March 13, 2006 between the Registrant and Nite Capital LP (13)

Exhibit 4.47      Form of 9% Convertible Debenture issued to Nite Capital LP
                  (13)

Exhibit 4.48      Form of Warrant issued to Nite Capital LP (13)

Exhibit 4.49 Registration Rights Agreement dated as of March 13, 2006 between the Registrant and Nite Capital LP (13)

Exhibit 4.50 Securities Purchase Agreement dated as of March 24, 2006 between the Registrant and Chicago Venture Partners, L.P. (13)

Exhibit 4.51 Form of 9% Convertible Debenture issued to Chicago Venture Partners, L.P. (13)

Exhibit 4.52      Form of Warrant issued to Chicago Venture Partners, L.P. (13)

Exhibit 4.53 Registration Rights Agreement dated as of March 24, 2006 between the Registrant and Chicago Venture Partners, L.P. (13)

Exhibit 4.54 Form of Securities Purchase Agreement dated as of March 30, 2006 between the Registrant and each of Double U Master Fund, L.P., CMS Capital, Brio Capital, L.P. and Treshnish Investment, Inc., respectively. (14)

Exhibit 4.55 Form of 9% Convertible Debenture issued to each of Double U Master Fund, L.P., CMS Capital, Brio Capital, L.P. and Treshnish Investment, Inc., respectively. (14)

Exhibit 4.56 Form of Warrant issued to each of Double U Master Fund, L.P., CMS Capital, Brio Capital, L.P. and Treshnish Investment, Inc., respectively. (14)

Exhibit 4.57 Registration Rights Agreement dated as of March 30, 2006 between the Registrant and each of Double U Master Fund, L.P., CMS Capital, Brio Capital, L.P. and Treshnish Investment, Inc., respectively. (14)

Exhibit 4.58 Securities Purchase Agreement dated as of May 2, 2006 between the Registrant and Monarch Capital Fund Ltd. (16)

Exhibit 4.59 Form of 9% Convertible Debenture issued to Monarch Capital Fund Ltd. (16)

Exhibit 4.60      Form of Warrant issued to Monarch Capital Fund Ltd. (16)

Exhibit 4.61 Registration Rights Agreement dated as of May 2, 2006 between the Registrant and Monarch Capital Fund Ltd. (16)

Exhibit 4.62 Securities Purchase Agreement dated as of May 2, 2006 between the Registrant and Harborview Master Fund L.P. (16)

Exhibit 4.63 Form of 9% Convertible Debenture issued to Harborview Master Fund L.P. (16)

Exhibit 4.64      Form of Warrant issued to Harborview Master Fund L.P. (16)

Exhibit 4.65 Registration Rights Agreement dated as of May 2, 2006 between the Registrant and Harborview Master Fund L.P. (16)

Exhibit 4.66 Securities Purchase Agreement dated as of May 12, 2006 between the Registrant and Cobalt Blue LLC. (17)

Exhibit 4.67      Form of 9% Convertible Debenture issued to Cobalt Blue LLC.
                  (17)

Exhibit 4.68      Form of Warrant issued to Cobalt Blue LLC. (17)

Exhibit 4.69 Registration Rights Agreement dated as of May 12, 2006 between the Registrant and Cobalt Blue LLC. (17)

Exhibit 10.1 Release and Stock Purchase Agreement, dated as of July 15, 2003, between James Samuelson and the Registrant (3)

Exhibit 10.2 Option Agreement, dated as of March 12, 2004, between James Samuelson and the Registrant. (4)

Exhibit 10.3 Settlement Agreement and General Release, dated as of May 17, 2004, among Richardson & Patel, a Law Corporation, Richardson & Patel LLP, LTDnetwork, Inc. and the Registrant. (4)

Exhibit 10.4 Consulting Services Agreement dated as of July 8, 2004 between Allan Klepfisz and the Registrant. (4)

Exhibit 10.5 Consulting Services Agreement dated as of July 8, 2004 between Chai Ong and the Registrant. (4)

Exhibit 10.6      2000 Stock Option Plan (8)

Exhibit 10.7      2001 Consultant's Stock Plan (5)

Exhibit 10.8      2005 Stock Compensation Plan (6)

Exhibit 10.9      2005 Equity Incentive Plan (11)

Exhibit 21        List of Subsidiaries *

Exhibit 23.1      Consent of Independent Registered Public Accounting Firm*

Exhibit 31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


*  Filed herewith

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2004
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 17, 2004
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on September 24, 2003.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 15, 2004
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 3, 2001

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 28, 2005
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on June 10, 2005.
(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 8, 2000
(9) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2005
(10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 2005
(11) Incorporated by reference to the Registrant's Registration Statement on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2005
(12) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 10, 2006
(13) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006
(14) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2006
(15) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 1, 2006
(16) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006
(17) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2006


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum & Kliegman LLP, certified public accountants, provided us accounting services during the year ended December 31, 2005.

The following table presents fees for professional audit services rendered by Marcum & Kliegman, LLP for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by Marcum & Kliegman, LLP during such years.

                                                  2005             2004
                                               ---------------------------
Audit Fees (1)                                  $325,000         $250,000
Audit Related Fees (2)                                --               --
Tax Fees (3)                                          --           12,500
All Other Fees (4)                                    --            6,500

                                               ---------------------------
                                                $325,000         $269,000

Notes:

(1) Audit fees consist of fees for audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2) Audit related fees consist of fees for assurance and related services by the independent auditor.

(3) Tax fees consist of fees for tax consultation and tax compliance services provided to us.

(4) All other fees consist of fees primarily related to a registration statement filed by us.

We do not have an audit committee, therefore there is no pre-approval of audit and permissible non-audit services that are provided by the independent auditors. The non-audit services include audit-related services, tax services and other services. Our policy is to pre-approve all services and fees for up to one year, which approval includes the appropriate detail with regard to each particular service and its related fees.

We have considered whether the services provided by Marcum & Kliegman, LLP, apart from the audit services described under the heading "Audit Fees" above, are compatible with maintaining the independence of Marcum & Kliegman, LLP.

                                   SIGNATURES
                                   ----------


                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BRILLIANT TECHNOLOGIES CORPORATION

Dated:  May 25, 2006                  By /s/ Allan Klepfisz
                                         ---------------------------------------
                                             Allan Klepfisz
                                             Chief Executive Officer,
                                             President and Director, and
                                             Acting Chief Financial Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  May 25, 2006                     /s/ Allan Klepfisz
                                         ---------------------------------------
                                             Allan Klepfisz
                                             Chief Executive Officer,
                                             President and Director, and
                                             Acting Chief Financial Officer

Dated:  May 25, 2006                     /s/  Chai Ong
                                         ---------------------------------------
                                              Chai Ong
                                              Director


Dated:  May 25, 2006                     /s/  Arie Baalbergen
                                         ---------------------------------------
                                              Arie Baalbergen
                                              Director

                                BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                         (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                           (A Development Stage Company)


                                INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                                                        F-1

Consolidated Balance Sheet at December 31, 2005                                                                F-2

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004
    and for the Period from Inception (October 31, 1999) to December 31, 2005                                  F-3

Consolidated Statements of Stockholders' (Deficiency) for the Period from Inception
    (October 31, 1999) to December 31, 2005                                                             F-4 to F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004
    and for the Period from Inception (October 31, 1999) to December 31, 2005                                 F-10

Notes to the Consolidated Financial Statements                                                        F-11 to F-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors of
Brilliant Technologies Corporation
(formerly Advanced Technology Industries, Inc.)

We have audited the accompanying consolidated balance sheet of Brilliant Technologies Corporation and Subsidiaries (formerly Advanced Technology Industries, Inc.) (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception (October 1, 1999) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brilliant Technologies Corporation and Subsidiaries (formerly Advanced Technology Industries, Inc.), as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from inception (October 1, 1999) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company continues to generate operating losses and has a significant working capital deficiency as of December 31, 2005. The Company has yet to generate revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Marcum & Kliegman LLP


New York, New York
May 24, 2006


                   BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                              (A Development Stage Company)

                                CONSOLIDATED BALANCE SHEET
                                    DECEMBER 31, 2005


                                          ASSETS
                                          ------

Current Assets:
     Cash and cash equivalents                                              $     44,281
     Prepaid expenses and other current assets                                     4,841
                                                                            ------------

         Total Current Assets                                                     49,122

Property and equipment, net                                                       33,055

Deferred financing costs, net                                                    164,630

Capitalized software                                                             804,875

Other assets                                                                      13,204
                                                                            ------------

         TOTAL ASSETS                                                       $  1,064,886
                                                                            ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         ----------------------------------------

CURRENT LIABILITIES:
  Notes payable, includes related parties of $221,440                       $  1,083,934
  Convertible debentures, net of debt discount of $1,630,962                   1,114,038
  Accrued liabilities, including $535,417 due to related parties               5,579,417
  Accrued settlement satisfied in common stock                                 2,200,000
  Due to related parties                                                         787,175
  Derivative liabilities for conversion options and warrants                  10,880,847
                                                                            ------------

         TOTAL LIABILITIES                                                    21,645,411
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock - $.001 par value; 1,000,000 shares authorized;
     -0- shares issued and outstanding                                                --
   Common stock - $.0001 par value; 800,000,000 shares authorized;
     231,484,424 shares issued and outstanding                                    23,147
   Additional paid-in capital                                                 16,065,823
   Accumulated other comprehensive income                                        273,226
   Deficit accumulated during the development stage                          (36,942,721)
                                                                            ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                      (20,580,525)
                                                                            ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  1,064,886
                                                                            ============


 The accompanying notes are an integral part of these consolidated financial statements.


                                 BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                 (October 1, 1999)
                                                               For the Years Ended                    Through
                                                                   December 31,                     December 31,
                                                            2005                  2004                  2005
                                                      ----------------      ----------------      ----------------

REVENUES                                              $             --      $             --      $          9,862
                                                      ----------------      ----------------      ----------------

OPERATING COSTS:
  Research and development                                     812,175               558,249             2,171,377
  In-process research and development                               --            23,224,695            23,224,695
  Consulting fees                                              377,488             4,165,809             8,073,962
  General and administrative, including
    compensatory element of stock
    issuance of $664,044 and $3,668,637
    for 2005 and 2004, respectively                          3,570,478               520,259             9,502,388
  Depreciation and amortization                                 84,440                31,089               342,173
  Settlement provision                                       2,200,000                    --             2,200,000
                                                      ----------------      ----------------      ----------------

TOTAL OPERATING COSTS                                        7,044,581            28,500,101            45,514,595
                                                      ----------------      ----------------      ----------------

LOSS FROM OPERATIONS                                        (7,044,581)          (28,500,101)          (45,504,733)

Derivative gains, net                                      (10,840,340)                   --           (10,840,340)
Interest and amortization of debt issuance costs,
  including stock compensatory issuances of
  $519,989 for 2005                                          2,057,274                14,745             2,174,399
Other (income) expenses                                        (12,508)               32,888               103,929
                                                      ----------------      ----------------      ----------------

NET INCOME (LOSS)                                     $      1,750,994      $    (28,547,734)     $    (36,942,721)
                                                      ================      ================      ================


Basic net income (loss) per common share              $            .01      $           (.52)
                                                      ================      ================
Diluted net income (loss) per common share            $            .01      $           (.52)
                                                      ================      ================
Weighted average number of shares outstanding
  - Basic                                                  197,714,949            54,892,590
                                                      ================      ================
Weighted average number of shares outstanding
  - Diluted                                                326,855,149            54,892,590
                                                      ================      ================


               The accompanying notes are an integral part of these consolidated financial statements.


                                       BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                 (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                  (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                      From Inception (October 1, 1999) to December 31, 2005


                                                                                                                      Additional
                                             Per Share           Common Stock                 Preferred Stock           Paid-in
                                              Amount         Shares         Amount         Shares         Amount        Capital
                                            ----------     ----------     ----------     ----------     ----------     ----------
Period from Inception (October 1, 1999)
  through December 31, 1999                         --             --     $       --             --     $       --     $       --

Issuance of founders shares                 $      .01             --             --         52,014             --            487
Net loss                                            --             --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
Balance at 12/31/99                                                --             --         52,014             --            487

Issuance of stock for cash                  $   174.47             --             --          8,310              8      1,449,788
Issuance of stock for services              $    35.27             --             --          3,640              4        128,390
Subscription receivable                             --             --             --             --             --             --
Net loss                                            --             --             --             --             --             --
Foreign currency translation
  adjustment                                        --             --             --             --             --             --
Comprehensive loss                                  --             --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
Balance at December 31, 2000                                       --             --         63,964             12      1,578,665

Issuance of stock for cash                  $   252.29             --             --          8,140              8      2,053,695
Issuance of stock for services              $   503.35             --             --          2,080              1      1,046,999
Subscription receivable                             --             --             --             --             --             --
Net loss                                            --             --             --             --             --             --
Foreign currency translation
  adjustment                                        --             --             --             --             --             --
Comprehensive loss                                  --             --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
Balance at December 31, 2001                                       --     $       --         74,184     $       21     $4,679,359
                                            ==========     ==========     ==========     ==========     ==========     ==========


                     The accompanying notes are an integral part of these consolidated financial statements.


                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        From Inception (October 1, 1999) to December 31, 2005


                                                                                    Accumulated
                                                                   Accumulated        Deficit          Total
                                   Receivable                         Other         During the      Stockholders
                                   on Sale of        Unearned      Comprehensive    Development        Equity         Comprehensive
                                      Stock        Compensation    Income (Loss)      Stage         (Deficiency)          Loss
                                   -----------      -----------     -----------     -----------      -----------      -------------
Period from Inception
  (October 1, 1999)
  through December 31, 1999        $        --      $        --     $        --     $        --      $        --      $        --

Issuance of founders shares                 --               --              --              --              487               --
Net loss                                    --               --              --            (483)            (483)            (483)
                                   -----------      -----------     -----------     -----------      -----------      ===========
Balance at 12/31/99                         --               --              --            (483)               4

Issuance of stock for cash                  --               --              --              --        1,449,796               --
Issuance of stock for services              --               --              --              --          128,394               --
Subscription receivable            $   (65,000)              --              --              --          (65,000)              --
Net loss                                    --               --              --      (1,877,614)      (1,877,614)      (1,877,614)
Foreign currency translation
  adjustment                                --               --           2,391              --            2,391            2,391
Comprehensive loss                          --               --              --              --               --       (1,875,223)
                                   -----------      -----------     -----------     -----------      -----------      ===========
Balance at December 31, 2000       $   (65,000)              --           2,391      (1,878,097)        (362,029)

Issuance of stock for cash                  --               --              --              --        2,053,703               --
Issuance of stock for services              --               --              --              --        1,047,000               --
Subscription receivable            $    65,000               --              --              --           65,000               --
Net loss                                    --               --              --      (2,983,450)      (2,983,450)      (2,983,450)
Foreign currency translation
  adjustment                                --               --          51,020              --           51,020           51,020
Comprehensive loss                          --               --              --              --               --       (2,932,430)
                                   -----------      -----------     -----------     -----------      -----------      ===========
Balance at December 31, 2001       $        --      $        --     $    53,411     $(4,861,547)     $  (128,756)
                                   ===========     ===========     ===========      ===========      ===========


                       The accompanying notes are an integral part of these consolidated financial statements.


                                        BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                   (A Development Stage Company)

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       From Inception (October 1, 1999) to December 31, 2005


                                                                                                                      Additional
                                      Per Share    Common Stock                          Preferred Stock               Paid-in
                                       Amount         Shares          Amount          Shares          Amount           Capital
                                     ----------    ------------    ------------    ------------     ------------     ------------

Balance at December 31, 2001                 --              --    $         --          74,184     $         21     $  4,679,359

Issuance of stock for cash           $   197.75              --              --          13,624               --        2,694,254
Issuance of stock for services       $    52.32              --              --           8,446                8          441,833
Net loss                                     --              --              --              --               --               --
Foreign currency translation
  adjustment                                 --              --              --              --               --               --
Comprehensive loss                           --              --              --              --               --               --
                                     ----------    ------------    ------------    ------------     ------------     ------------
Balance at December 31, 2002                                 --              --          96,254               29        7,815,446

Issuance of stock for cash           $   168.09              --              --           2,203               16          370,351
Issuance of stock for services       $    68.99              --              --           7,595                8          523,965
Net loss                                     --              --              --              --               --               --
Amortization of unearned
  compensation                               --              --              --              --               --               --
Foreign currency translation
  adjustment                                 --              --              --              --               --               --
Comprehensive loss                           --              --              --              --               --               --
                                     ----------    ------------    ------------    ------------     ------------     ------------
Balance at December 31, 2003                                 --              --         106,052               53        8,709,762
Issuance of stock for cash           $    51.67              --              --          63,659               64        3,288,885
Offering costs                               --              --              --              --               --         (125,000)
Issuance of stock for services       $    90.23              --              --          36,125               36        3,259,533
Conversion of debt                           --              --              --           2,053                2          224,817
Issuance of stock to stockholders
  of ATI                             $   109.51      83,931,775           8,393          50,000               50       15,933,212
Net loss                                     --              --              --              --               --               --
Amortization of unearned
  compensation                               --              --              --              --               --               --
Foreign currency translation
  adjustment                                 --              --              --              --               --               --
   Comprehensive loss                        --              --              --              --               --               --
Adjustment pursuant to merger
  agreement                                  --              --              --         (14,553)             (10)              10
                                     ----------    ------------    ------------    ------------     ------------     ------------
Balance at December 31, 2004         $       --      83,931,775    $      8,393         243,336     $        195     $ 31,291,219
                                     ==========    ============    ============    ============     ============     ============


                      The accompanying notes are an integral part of these consolidated financial statements.


                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        From Inception (October 1, 1999) to December 31, 2005


                                                                     Accumulated     Accumulated         Total
                                    Receivable                          Other       Deficit During    Stockholders
                                    on Sale of       Unearned       Comprehensive  the Development       Equity       Comprehensive
                                      Stock        Compensation     Income (Loss)       Stage         (Deficiency)         Loss
                                   ------------    ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2001       $         --    $         --     $     53,411     $ (4,861,547)    $   (128,756)    $         --

Issuance of stock for cash                   --              --               --               --        2,694,254               --
Issuance of stock for services               --        (344,157)              --               --           97,684               --
Net loss                                     --              --               --       (2,824,849)      (2,824,849)      (2,824,849)
Foreign currency translation
  adjustment                                 --              --         (162,210)              --         (162,210)        (162,210)
Comprehensive loss                           --              --               --               --               --       (2,987,059)
                                   ------------    ------------     ------------     ------------     ------------     ============
Balance at December 31, 2002                 --        (344,157)        (108,799)      (7,686,396)        (323,877)

Issuance of stock for cash                   --              --               --               --          370,367               --
Issuance of stock for services               --        (523,973)              --               --               --               --
Net loss                                     --              --               --       (2,459,819)      (2,459,819)      (2,459,819)
Amortization of unearned
compensation                                 --         458,948               --               --          458,948               --
Foreign currency translation
  adjustment                                 --              --         (160,901)              --         (160,901)        (160,901)
Comprehensive loss                           --              --               --               --               --       (2,620,720)
                                   ------------    ------------     ------------     ------------     ------------     ============
Balance at December 31, 2003                 --        (409,182)        (269,700)     (10,146,215)      (2,115,282)

Issuance of stock for cash                   --              --               --               --        3,288,949               --
Offering costs                               --              --               --               --         (125,000)              --
Issuance of stock for services               --      (3,259,569)              --              234              234               --
Conversion of debt                           --              --               --               --          224,819               --
Issuance of stock to
  stockholders of ATI                        --              --               --               --       15,941,655               --
Net loss                                     --              --               --      (28,547,734)     (28,547,734)     (28,547,734)
Amortization of unearned
  compensation                               --       3,668,751               --               --        3,668,751               --
Foreign currency translation
  adjustment                                 --              --         (164,023)              --         (164,023)        (164,023)
Comprehensive loss                           --              --               --               --               --      (28,711,757)
Adjustment pursuant to merger
  agreement                                  --              --               --               --               --               --
                                   ------------    ------------     ------------     ------------     ------------     ============
Balance at December 31, 2004       $         --    $         --     $   (433,723)    $(38,693,715)    $ (7,827,631)
                                   ============    ============     ============     ============     ============


                      The accompanying notes are an integral part of these consolidated financial statements.


                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        From Inception (October 1, 1999) to December 31, 2005


                                                                               Accumulated
                                                                                  Other       Deficit
                                                                                  Compre-   Accumulated                   Compre-
                                                                    Additional    hensive   During the       Total        hensive
                               Common Stock       Preferred Stock    Paid-in      Income    Development   Stockholders'   Income
                             Shares    Amount     Shares    Amount   Capital      (Loss)       Stage       Deficiency     (Loss)
                          -----------  -------    -------  -------  ---------- -----------  -----------   ------------    --------
Balance at
  January 1, 2005          83,931,775  $ 8,393    243,336  $  195   31,291,219  $(433,723) $(38,693,715)  $(7,827,631)
Issuance of stock on
  a conversion of an
  accrued expense ($.17)    1,692,388      169         --      --      287,537         --            --       287,706
Issuance of stock on
  a conversion of an
  accrued expense ($68.75)         --       --     10,538      11      727,459                                727,470
Issuance of stock for
  compensation ($.15)         523,811       52         --      --       78,519         --            --        78,571
Issuance of stock for
  compensation ($.15)         380,952       38         --      --       57,104         --            --        57,142
Issuance of stock for
  consulting fees ($69.23)         --       --        375       1       22,499                                 22,500
Issuance of stock for
  consulting fees ($.19)      187,500       19         --      --       35,981         --            --        36,000
Issuance of common
  stock for cash ($.10)       500,000       50         --      --       49,950         --            --        50,000
Issuance of common
  stock for cash ($.10)       250,000       25         --      --       24,975         --            --        25,000
Issuance of common
  stock for cash ($.099)      300,000       30                          29,535                                 29,565
Issuance of stock on
  a conversion of a
  note payable ($.17)       1,971,428      197         --      --      137,803         --            --       138,000
Issuance of common stock
  for cash ($.10)             250,000       25         --      --       24,975         --            --        25,000
Issuance of common stock
  for services ($.13)         276,394       28         --      --       35,903         --            --        35,931
Issuance of common stock
  for services ($.12)         312,500       31         --      --       37,469         --            --        37,500
Issuance of stock to
 an officer of the
  Company ($.12)            1,000,000      100         --      --      119,900         --            --       120,000
Issuance of stock to
  an officer of the
  Company ($.14)            1,000,000      100         --      --      139,900         --            --       140,000
Issuance of stock to
  an officer of the
  Company ($.10)              333,000       33         --      --       33,300         --            --        33,333
Issuance of stock to
  an officer of the
  Company ($.11)              333,000       33         --      --       36,634         --            --        36,667
Issuance of stock for
  consulting fees ($.11)      300,000       30         --      --       32,970         --            --        33,000
Issuance of stock on a
  conversion of an
  accrued expense ($.13)       70,000        7         --      --        9,093         --            --         9,100
Issuance of stock with
  investor in connection
  with certain amendments
  related to the 9%
  Convertible Debenture
  financing consulting
  fees ($32.00)                    --       --      1,875      10       59,990         --            --        60,000
Issuance of stock for
  finders fees ($32.00)            --       --     10,000      10      319,990         --            --       320,000
Exercise of warrants
  to purchase Series
  A Convertible Stock              --       --     28,205      28      460,625         --            --       460,653
Conversion of Preferred
  Stock to Common Stock   117,731,600   11,773   (294,329)   (255)     (11,518)        --            --            --
Issuance of stock for
  for services ($.10)       2,500,000      250         --      --      249,750         --            --       250,000


                       The accompanying notes are an integral part of these consolidated financial statements.


                                        BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                   (A Development Stage Company)

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       From Inception (October 1, 1999) to December 31, 2005

                                                            (Continued)


                                                                               Accumulated
                                                                                  Other       Deficit
                                                                                  Compre-   Accumulated                   Compre-
                                                                    Additional    hensive   During the       Total        hensive
                               Common Stock       Preferred Stock    Paid-in      Income    Development   Stockholders'   Income
                             Shares    Amount     Shares    Amount   Capital      (Loss)       Stage       Deficiency     (Loss)
                          ----------------------------------------------------------------------------------------------------------

Reclassification of
  derivative liabilities           --       --         --      --  (20,565,700)        --            --   (20,565,700)           --
Conversion of derivative
  liabilities                      --       --         --      --    1,589,513         --            --     1,589,513            --
Exercise of warrants       17,098,043    1,710         --      --      696,269         --            --       697,979            --
Incentive bonus               334,000       33         --      --       33,367         --            --        33,400            --
Issuance of Shares for
Services$(.10)                208,033       21         --      --       20,812         --            --        20,833            --
Comprehensive Income:
   Net income                      --       --         --      --           --         --     1,750,994     1,750,994     1,750,994
   Foreign currency
     translation
     adjustment                    --       --         --      --           --    706,949            --       706,949       706,949
                          -----------  -------   --------  ------  -----------  ---------  ------------  ------------   -----------

Balance at
  December 31, 2005       231,484,424  $23,147         --  $   --  $16,065,823  $ 273,226  $(36,942,721) $(20,580,525)  $ 2,457,943
                          ===========  =======   ========  ======  ===========  =========  ============   ===========   ===========


                      The accompanying notes are an integral part of these consolidated financial statements.


                               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                          (A Development Stage Company)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 For the Period
                                                                                                 From Inception
                                                                    For the Years Ended          October 1, 1999
                                                                        December 31,             To December 31,
                                                                  2005              2004              2005
                                                              ------------      ------------      ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $  1,750,994      $(28,547,734)     $(36,942,721)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Acquired in process technology                                   --        23,224,695        23,224,695
       Gain on derivative liabilities                          (10,840,340)               --       (10,840,340)
       Stock-based compensation                                  1,184,033         3,668,637         6,585,297
       Accrued settlement provision                              2,200,000         2,200,000
       Depreciation and amortization                                84,440            31,089           324,742
       Loss on sale of investment                                   88,927                --            88,927
       Non-cash charges for consulting services                         --           240,000           470,000
       Amortization of deferred financing costs                    126,292                --           126,292
       Write-off of fixed assets                                        --            11,068            11,068
       Debt discount amortization                                1,114,038                --         1,114,038
   Changes in Operating Assets and Liabilities:
     Prepaid expenses and other current assets                     114,669            (9,176)          (46,431)
     Other assets                                                       --           (13,205)          (13,205)
     Accrued liabilities                                         1,898,650          (280,689)        2,600,469
                                                              ------------      ------------      ------------
          Net Cash Used in Operating Activities                 (2,278,297)       (1,675,315)      (11,097,169)
                                                              ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of ATI stock prior to merger                      --           300,000           460,000
   Capitalized software costs                                     (325,499)         (249,558)         (804,875)
   Advances to ATI prior to merger                                      --        (1,428,000)       (2,443,619)
   Proceeds of sale of investments                                  21,019                --            21,019
   Capital expenditures                                                 --                --          (317,467)
                                                              ------------      ------------      ------------
         Net Cash Used in Investing Activities                    (304,480)       (1,377,558)       (3,084,942)
                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           129,565         3,288,949         9,986,633
  Capitalized financing costs                                     (290,922)               --          (290,922)
  Proceeds from loans                                            2,700,000           191,181         3,586,903
  Repayment of loans                                                    --           (74,999)          (78,954)
  Due from (to) related parties, net                                38,553          (361,449)        1,022,732
                                                              ------------      ------------      ------------
         Net Cash Provided by Financing Activities               2,577,196         3,043,682        14,226,392
                                                              ------------      ------------      ------------

(Decrease) Increase in Cash                                         (5,581)           (9,191)           44,281

Cash - Beginning of Year                                            49,862            59,053                --
                                                              ------------      ------------      ------------

Cash - End of Year                                            $     44,281      $     49,682      $     44,281
                                                              ============      ============      ============

Interest paid                                                 $         --      $         --      $    362,819
                                                              ============      ============      ============

Income taxes paid                                             $         --      $         --      $  1,055,000
                                                              ============      ============      ============

Non-Cash Investing and Financing Transactions:

   Conversion of debt and related interest                    $    138,000      $    224,819      $    362,819
                                                              ============      ============      ============
                                                              ============      ============      ============
   Exercise of warrants satisfied by reduction in
related                                                       $    460,653      $         --      $         --
                                                              ============      ============      ============
   Conversion of advances to affiliate                        $         --      $    130,000      $  1,055,000
                                                              ============      ============      ============
   Conversion of accrued liabilities                          $  1,015,176      $         --      $  1,015,176
                                                              ============      ============      ============
   Reclassification of derivative liability                   $ 20,565,700      $         --      $ 20,565,700
                                                              ============      ============      ============
   Offering costs satisfied by transfer of ATI stock          $         --      $   (125,000)     $   (125,000)
                                                              ============      ============      ============

In addition, see Note 3 for details related to the acquisition of ATI.

             The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-10

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION

Reverse Merger
--------------

On December 15, 2004 (the "Closing Date"), Brilliant Technologies Corporation (formerly Advanced Technology Industries, Inc. ("ATI")) consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDnetwork, Inc., a Delaware corporation ("LTDN"). LTDN and ATI collectively are referred to herein as "the Company".

LTDN and its wholly-owned Australian subsidiary, LTDnetwork PTY LTD ("LTD PTY"), are development stage companies and their efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. LTDN and LTD PTY specialize in the development of innovative technologies, software and services for online e-tailers, advertising, media and marketing companies.

The acquisition was consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among ATI, LTDN and LTDN Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ATI ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among ATI, LTDN and Acquisition Sub. Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger and taking into account the purchase price adjustment in connection therewith, ATI issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 193,336 shares of Series A Convertible Preferred Stock of ATI ("Series A Preferred Stock") and
(ii) warrants (the "Warrants") to purchase 487,903 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to the Warrants will expire on June 18, 2006.

The terms of the Series A Preferred Stock provided that each share of Series A Preferred Stock would automatically convert into 400 shares of common stock of the Company ("Common Stock") if the holders of the Common Stock approved an amendment to the certificate of incorporation of the Company to increase the authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. The holders of the Common Stock approved such amendment at the Company's annual meeting of stockholders held on September 26, 2005 and increased the number of authorized common shares to 800,000,000 and the Company filed such amendment with the Secretary of State of the State of Delaware on September 27, 2005. As a result, all shares of the Series A Preferred Stock were converted into shares of Common Stock and the corresponding Warrants became Warrants to purchase shares of Common Stock at approximately $0.04 per share.

ATI agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the Merger. The Company has filed such registration statement and it became effective on January 26, 2006. The Company has agreed to keep such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder, (b) the expiration of the period referred to in Rule 144(k) under the Securities Act of 1933 and (c) two years from the effective date of such registration statement.

Since immediately following the Merger the former stockholders of LTDN owned a majority of the Common Stock (assuming the conversion of all the shares of the Series A Preferred Stock and the exercise of all the Warrants, in each case issued to such stockholders) and the management of LTDN controlled the Board of Directors of the Company, the Merger has been accounted for as a reverse merger with LTDN as the acquirer of ATI (See Note 3). The accompanying consolidated financial statements of the Company reflect the historical results of LTDN, and the consolidated results of operations of ATI subsequent to the Closing Date.

The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed above.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

Organization And Description Of ATI
-----------------------------------

ATI was incorporated under the laws of the State of Delaware on October 25, 1999. ATI is a development-stage company and was organized to identify, assess and commercialize technologies introduced and developed by scientists throughout the world with particular emphasis on technologies originating in Russia, Germany and Israel. There is no assurance that commercially successful products will be developed, nor that ATI will achieve a profitable level of operations.

During December of 1999, ATI acquired all of the outstanding capital stock of Cetoni Umwelttechnologie Entwicklungs Gmbh ("Cetoni"), a German-based design and engineering firm focused on developing and patenting technologies and products for the consumer market. Cetoni is a development-stage company and as such has generated nominal revenue or no earnings from operations. Cetoni's European operations closed in 2005.

On August 22, 2000, ATI entered into a joint agreement with Nurescell US, a Nevada corporation, to form a German company named Nurescell AG. At the time of this agreement, ATI Nuklear AG was owned 51% by Nurescell US and 49% by ATI. During June 2001, ATI acquired the remaining 51% interest in Nurescell AG and during July 2001, Nurescell AG changed its name to ATI Nuklear AG ("ATI Nuklear"). ATI Nuklear is a development-stage company focused on development of nuclear waste remediation technologies. Since inception, ATI Nuklear has had no revenues or earnings from operations. ATI Nuklear's European operations was closed in 2005.

On June 8, 2001, ATI formed a new entity, Reseal, Ltd., ("Reseal") which was incorporated under the laws of the State of Delaware. Reseal is a development-stage company organized to commercialize its proprietary "resealable" packaging systems technology. Reseal, LTD has had no revenues or earnings from operations.

Prior to the reverse merger with LTDN, on December 13, 2004, ATI entered into, and consummated the acquisitions contemplated by, a Stock and Intellectual Property Purchase Agreement with Alice Schlattl, Schiattl GBR, Claudia Schreiner, Susanne Schlattl and RalphSchlattl.

Pursuant to such Stock and Intellectual Property Purchase Agreement, ATI purchased (a) all of the equity interests of Alfa-Pro Products Gmbh, "Alfa-Pro", from Alice Schlattl in consideration for 43,600 shares of Series A Convertible Preferred Stock and $90,000, and (b) certain intellectual property rights from Schlattl GBR in consideration for 6,400 shares of Series A Convertible Preferred Stock. Such $90,000 amount was due and payable prior to June 11, 2005. However, it has not yet made such payment. As a result of the acquisition of the Alfa-Pro intellectual property rights, the Company obtained the intellectual property rights to over 40 consumer products. Such products are in varying stages of the development process and none have yet been commercialized.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

Going Concern and Management's Plan
-----------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2006. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance.. There is no assurance that the Company can continue to identify and acquire new technologies. As of December 31, 2005, the Company had an accumulated deficit since inception of $36,942,721 and a working capital deficiency and stockholder's deficiency of $21,596,289 and $20,580,525 respectively.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2006. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. During the year 2005, the Company has raised from various financing sources approximately $2,700,000 through the issuance of convertible debt securities and warrants to purchase 38,571,428 shares of Common Stock (see Note 6).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation
---------------------------

The consolidated financial statements include the accounts of LTDN and its subsidiaries and ATI and all of its wholly-owned and its majority-owned subsidiaries commencing with the Closing Date. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates and under the cost method when the Company owns less than 20%. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Method Of Accounting For Unconsolidated Affiliates
---------------------------------------------------------

At December 31, 2005, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

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

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies. The Company's carrying values in these equity-method investments is zero as of December 31, 2005.

Fair Value Of Financial Instruments
-----------------------------------

The recorded carrying values of accounts receivable, accounts payable and other long-term obligations approximate the fair value of such financial instruments.

Cash And Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2005.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

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

Income Taxes
------------

The Company provides deferred taxes on the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software (Continued)
--------------------------------

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. Amounts capitalized by LTDN during the years ended December 31, 2005 and 2004 totaled $325,499 and $249,558 respectively. There was no amortization expense for the years ended December 31, 2005 and 2004 as the software product was not placed into use as of December 31, 2005.

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

Accumulated other comprehensive income, at December 31, 2005, consists of foreign currency translation adjustments in the amount of $273,226.

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

Net Income (Loss) Per Share Of Common Stock
-------------------------------------------

Basic net income (loss) per share of common stock are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented.

Diluted net income (loss) per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock.

Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 9, were not included in the calculation of diluted loss per share for 2004 because their inclusion would have had been anti-dilutive.

Basic and diluted loss per share have been calculated assuming the Series A Preferred Stock has been converted under the "if converted method" since each share of Series A Preferred Stock automatically converts into 400 shares of common stock upon the increase in authorized common shares to 500 million. The Series A Preferred Stock was converted into common shares on September 27, 2005.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share Of Common Stock, continued

                                                                                2005                 2004
                                                                        --------------------- -------------------
Numerator:
  Net income (loss) - numerator for basic income (loss) per share
    income available to common stockholders                               $    1,750,993          $(28,547,734)

  Effect of dilutive securities:
    Interest related to Convertible Debentures                                 1,139,140             N/A
                                                                        --------------------- -------------------

  Numerator for diluted income (loss) per share - income
    available to common stockholders after assumed conversions            $    2,890,133          $(28,547,734)
                                                                        --------------------- -------------------

Denominator:
  Denominator for basic income (loss) per share - weighted
    average shares                                                           197,714,949            54,892,590
                                                                        --------------------- -------------------
  Effect of diluted securities:
    Convertible debentures and accrued interest                               45,750,000             N/A
    Warrants                                                                  83,390,500             N/A
                                                                        --------------------- -------------------

Total potentially dilutive securities                                        129,140,500             N/A
                                                                        --------------------- -------------------

Denominator for diluted income (loss) per share - adjusted
  weighted average shares and assumed conversions                            326,855,149           54,892,590
                                                                        --------------------- -------------------

Basic net income (loss) per share                                               $.01                $(.52)
                                                                        ===================== ===================

Diluted net income (loss) per share                                             $.01                $(.52)
                                                                        ===================== ===================

For the year ended December 31, 2005, 41,927,062 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than, or equal to, the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Segment
----------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in three geographic segments (see Note 11).

Convertible Notes and Warrants
------------------------------

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments," Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

The Company accounts for embedded conversion options in non-conventional convertible notes which do not qualify as equity under EITF 00-19, as derivation liabilities. Accordingly, the Company determines the fair value (as determined under the Black-Scholes Valuation Method) of all embedded derivatives (usually conversion option and warrants). Such fair value is recorded as a debt discount up to the proceeds of the debt and any amount in excess of the proceeds of the debt is charged to operations at the security issuance date.

The Company's 2005 Convertible Notes host embedded conversion options that are deemed to be free standing derivatives financial instruments which have been accounted for as derivative liabilities (Note 6).

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company and (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All of the outstanding warrants have been classified as free standing derivative liabilities (Note 6).

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company discovered that during the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, it had incorrectly accounted for the certain derivative financial instruments indexed to, and potentially settled in, its own common stock. Accordingly, the Company will be required to file amended Form 10-QSBs for such periods.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options that the Company granted had exercise prices equal to the fair market value of the underlying common stock, on their dates of grant.

There were no stock options granted to employees during 2005 and 2004 and, accordingly, there was no difference between the reported net income (loss) and proforma net income (loss).

Non-Employee Stock Based Compensation
-------------------------------------

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by SFAS No. 123, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Warrants and options issued to non-employees for services in which performance by the counterparty is complete, are accounted for as free standing derivative financial instruments in accordance with EITF 00-19.

Recently Issued Accounting Pronouncements
-----------------------------------------

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No. 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first annual reporting period of the fiscal year that begins after December 15, 2005. The adoption of this pronouncement will result in the recognition of stock based compensation expense in the Company's financial statements.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 15, 2004. The provisions of this Statement are intended be applied prospectively. The adoption of this pronouncement did not have material effect on the Company's financial statements.

EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements, since the Company has accounted for its embedded derivatives as liabilities in accordance with FASB No. 133 and EITF 00-19.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------

In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The adoption of this pronouncement did not have a material effect on the Company's financial statements, since the Company has accounted for its embedded derivatives as liabilities in accordance with FASB No. 133 and EITF 00-19.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the requirements of FAS 155, but does not expect that the adoption of this pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERGER AND CONVERSION AGREEMENT

Merger Agreement - LTDN
-----------------------

On December 15, 2004, ATI consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDN, through the Merger discussed in
Note 1.

Immediately following the Merger the former stockholders of LTDN owned a majority of the Common Stock (assuming the conversion of all the shares of the Series A Preferred Stock and the exercise of all the Warrants, in each case issued to such stockholders) and the management of LTDN controlled the Board of Directors of the Company. Accordingly, LTDN is considered to be the accounting acquirer in such transaction.

The total consideration provided to the historical shareholders of ATI equity securities was determined as follows:

                                                                                No. of
                                                                              Equivalent
                                                                                Common
                                                                                Shares              Amount
                                                                          -------------------   ---------------
       Value of ATI common stock                                              83,931,775          $12,589,766
       Value of 50,000 shares of ATI preferred stock, based upon
          a conversion rate of 400 to 1 conversion rate                       20,000,000            3,000,000
       Value of ATI options/warrants                                                                  351,889
                                                                                                ---------------

                Total Consideration                                                               $15,941,655
                                                                                                ===============

The fair value used to value the Common Stock was based on the quoted market price of Common Stock at the time the Merger was announced.

The fair value of the warrants and options was determined using the Black-Scholes valuation model using the following assumptions: expected volatility of 127.33%, risk-free interest rate of 3.250%, and expected life of four to ten years.

Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to ATI's net tangible and intangible assets based as follows:

       Prepaid expenses and other current assets                                               $         67,589
       Property and equipment, net                                                                       52,166
       Note receivable-Related Party                                                                    229,640
       Due from related parties                                                                          59,946
       Loans and notes payable                                                                         (549,999)
       Accrued liabilities                                                                           (5,584,825)
       Advances from LTDN                                                                            (1,388,619)
       Due to related parties                                                                          (168,938)
       Acquired in-process technology                                                                23,224,695
       Equity securities issued                                                                     (15,941,655)
                                                                                               -----------------

       Net Cash                                                                                $             --
                                                                                               =================

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

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

The following unaudited pro forma information has been prepared assuming that this acquisition had taken place on January 1, 2004; it is not necessarily indicative of results that may occur in the future.

                                                                                                  Pro Forma
                                                                                                 (Unaudited)
                                                                                                  Year Ended
                                                                                              December 31, 2004
                                                                                              -----------------
       Net Revenues                                                                           $          --

       Net loss                                                                               $ (34,909,312)

       Basic and diluted loss per common share:                                               $        (.23)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

       Office furniture and fixtures                                                          $         47,150
       Purchased software                                                                               84,651
       Computer hardware                                                                               173,830
       Assets acquired in merger                                                                        52,166
                                                                                              -----------------
                                                                                                       357,797
       Accumulated depreciation                                                                       (324,742)
                                                                                              -----------------

       Property and equipment, net                                                            $         33,055
                                                                                              =================

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $84,440 and $31,089, respectively.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - DEFERRED FINANCING COST

At December 31, 2005, deferred financing costs incurred in connection with the sale of 9% convertible debentures of the Company in the amount of $2,745,000 (see Note 6) was:

       Deferred financing cost                                 $ 290,922
       Accumulated amortization                                 (126,292)
                                                               ----------

       Deferred Financing Cost, Net                            $ 164,630
                                                               ==========

Amortization of deferred financing cost for the years ended December 31, 2005 and December 31, 2004 was $126,292 and $-0-, respectively.

NOTE 6 - CONVERTIBLE DEBENTURES

During March 2005 the Company raised from a financing source $150,000 through the issuance of convertible debt securities ("Debentures") and warrants ("Debenture Warrants) to purchase 2,142,857 shares of Common Stock. During the second quarter of 2005, the Company raised from various financing sources approximately $750,000 through the issuance of Debentures and Debenture Warrants to purchase 10,714,286 shares of Common Stock. During the third quarter of 2005, the Company raised from various financing sources approximately $1,150,000 through the issuance of Debentures and Debenture Warrants to purchase 16,428,571 shares of Common Stock. During July 2005, the Company also issued an additional $45,000 aggregate principal amount of Debentures and Debenture Warrants to purchase 642,857 shares of Common Stock to certain holders of the Debentures in consideration for such holders agreeing to certain amendments with respect to the terms of the Debentures. During the fourth quarter of 2005, the Company raised from various financing sources approximately $650,000 through the issuance of Debentures and Debenture Warrants to purchase 9,285,714 shares of Common Stock. The Debentures are secured by a security interest in the assets of the Company. The total dollar value of the Debentures and number of Debenture Warrants totaled $2,745,000 and 39,214,285, respectively, at December 31, 2005. None of these Debentures and Debenture Warrants were converted or exercised as of December 31, 2005. (See Note 12 for subsequent conversions and exercises)

The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. The Debentures are convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

The Debenture Warrants are exercisable at a per share exercise price of $0.10, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement described below. If the average of the closing bid prices of the Common Stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of the Common Stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each Debenture Warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from the Company that such average price and closing bid prices have occurred, the exercise price for such Debenture Warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs). Holders of Debenture Warrants are entitled to effect a cashless exercise of the Debenture Warrants if the registration statement (as described below) has not been declared effective prior the first anniversary of the issuance of the Debenture Warrants.

The Company has filed a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company was obligated to pay the holder of the Debentures certain liquidated damages since such registration statement was not filed by October 5, 2005 and was not declared effective by November 30, 2005. The Company has filed such registration statement and it became effective on January 26, 2006. In connection with the late effectiveness of the registration statement, the Company incurred liquidating damages of approximately $82,000 all of which was accrued as of December 31, 2005.

As a result of a floorless conversion option held by the holders of the Convertible Debentures, the derivatives embedded in the Convertible Debentures (the Conversion Option and Debenture Warrants) have been classified as derivative liabilities. The combined liabilities recorded during 2005 totaled $5,912,806. Of such amount, $2,745,000 was recorded as a debt discount and is being amortized over the term of the debentures and $3,167,806 was immediately charged to loss on derivative obligations during the year ended December 31, 2005.

As a result of the conversion feature contained in the 2005 Convertible Debentures, the Company's outstanding Warrants at such time no longer qualified as equity. Accordingly, during 2005, these Warrants were reclassified to derivative obligations resulting in an increase to liabilities of $20,565,700 and a reduction to stockholders' equity of an equal amount.

The fair value of these derivative obligations on December 31, 2005 totaled $10,880,847. The change in the fair value of the derivative liabilities during 2005 was recorded as a gain on derivative obligations during the year ended December 31, 2005.

The net derivative gain for the year ended December 31, 2005 is composed of the following:

       Loss recorded at date of issuance of Convertible Debentures     $ (3,167,806)
       Gain recorded on change in fair value of Warrants exercised
         during 2005                                                      1,348,379
       Gain recorded on change in fair value of outstanding
         conversion options and Warrants                                 12,659,767
                                                                       ------------

       Net Gain on Derivatives                                         $ 10,840,340
                                                                       ============

Amortization of debt discount for the year ended December 31, 2005 was $1,114,038.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LOANS AND NOTES PAYABLE

During June 2001, ATI borrowed $260,000 from an individual and issued a promissory note, is which is in default and provides for interest at the rate of 1% per month. This loan is still outstanding at December 31, 2005. Also on July 13, 2001, an officer of ATI advanced $10,000 pursuant to a promissory note, which is in default and provides for interest at the rate of 1% per month.

On November 27, 2001, ATI borrowed $10,000 from an individual and issued a promissory note which is in default and provides for interest at the rate of 1% per month.

During October 2002, ATI received an advance of $120,000 from an individual, payable on demand. The loan accrues interest at 10% per annum.

As of December 31, 2005, LTDN has loans outstanding payable to four unrelated parties which aggregate $472,494. These loans are all payable on demand and do not provide for interest.

As of December 31, 2005, LTDN had a loan payable to a related party of $211,440. This loan is payable on demand and provides for interest of 12% per annum.

As of December 31, 2005, ATI owed its CEO $654,874 related to advances and accrued salaries. These advances are payable on demand and do not provide for interest.

As of December 31, 2005, ATI has outstanding obligations payable to four related parties totaling $132,301. These loans are payable on demand and do not provide for interest.

NOTE 8 - INCOME TAXES

There is no provision for income taxes for the years ended December 31, 2005 and 2005, as a result of net operating losses incurred during those years.

The net operating losses of LTDN from October 1, 1999 to December 31, 2005 approximated $22.4 million. Substantially all of these losses are related to LTDN's operations in Australia and these net operating losses may not be used to offset future taxable income in the United States. Utilization of this carryover is dependent upon future income earned by LTDN. The tax benefit of LTDN net operating loss has been fully reserved by a valuation allowance of approximately $7.6 million.

As of December 31, 2004, ATI had available approximately $11.9 million of net operating losses for income tax purposes that may be carried forward to offset future taxable income, if any. The net operating losses expire during the period 2019 through 2025. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating losses carryforwards in the event of an ownership change. ATI has a net operating loss carryforward of approximately $8.5 million. Utilization of this carryover is dependent upon future income earned by its foreign subsidiary. The tax benefit of ATI's net operating losses and temporary differences related to stock-based compensation has been fully reserved by a valuation allowance.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (CONTINUED)

A reconciliation between the statutory federal income tax rate (34%) and the LTDN's effective rate is as follows:

                                                                                 For the Years Ended
                                                                                     December 31,
                                                                                2005             2004
                                                                             -----------     ----------
 Federal statutory rate                                                          34 %            (34)%
 Unutilized foreign losses                                                      128                6
 Permanent difference In process research and development charge                 -- %             28
 Permanent differences substantially consist of gain on derivative
   obligations                                                                   --             (162)
                                                                             -----------     ----------
Effective rate                                                                  -0- %            -0- %
                                                                             ===========     ==========

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

As described in Note 1, the Company has designated 950,000 shares of Series A Convertible Preferred Stock. In connection with the Merger and Recapitalization between ATI and LTDN (Note 1), 193,336 shares of Series A Convertible Preferred Stock were issued to the stockholders of LTDN and 50,000 shares were issued to the stockholders of ATI.

During February of 2005, the Company issued a former consultant 10,538 shares of its Series A Convertible Preferred Stock as part of the consideration in the settlement of accrued consulting fees (Note 10).

During March 2005, the Company issued 375 shares of Series A Convertible Preferred Stock, valued at $22,500, to a party as a finders fee relating to financings the Company entered into during the first quarter of 2005.

In August 2005, the Company issued 1,875 shares of its Series A Convertible Preferred Stock to an investor in connection with certain amendments to the 9% Convertible Debentures previously issued to such investors. The Company recorded a charge of $60,000 which was charged to financing expense.

In September 2005, the Company issued 10,000 shares of its Series A Convertible Preferred Stock as a finder's fee to a finder in connection with the Company's acquisition of LTDN. The Company recorded a charge of $320,000 which was charged to financing expense during the year ended December 31, 2005.

In September 2005 the Company issued to certain affiliates of its chief executive officer 28,205 shares of the Company's Series A Convertible Preferred Stock upon the exercise of Preferred Stock warrants at an aggregate exercise price of $460,653 The exercise price of $460,653 was satisfied by a reduction of the debt due to the executive officer.

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved an amendment to the articles of incorporation of ATI whereby the number of shares of common stock authorized for issuance by the Company was increased from 100,000,000 shares to 800,000,000 shares. Accordingly, as a result of this stockholder approval, 293,406 shares of the Company's Series A Preferred Stock automatically converted into 117,731,600 shares of the Company's Common Stock pursuant to terms of the merger agreement.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock Issuances for the Year Ended December 31, 2005
-----------------------------------------------------------

During February 2005, the Company issued to the President and Chief Executive Officer of the Company 523,811 shares of Common Stock as a bonus valued at $78,571.

During February 2005, the Company issued to a Director of the Company 380,952 shares of Common Stock as a bonus valued at $57,142.

During February 2005, the Company issued to a former consultant 1,692,388 shares of Common Stock registered on Form S-8 and 10,538 shares of the Company's Series A Preferred Stock in settlement of $1,016,000 of accrued consulting fees.

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

During June 2005, the Company issued to an officer 2,000,000 shares of its Common Stock pursuant to a June 30, 2005 Bonus Inceptive arrangement. The officer is also entitled to be issued up to 1,000,000 shares of Common Stock upon additional milestones being reached. The total value of the 2,000,000 shares issued was $260,000, which was charged to operations during the year ended December 31, 2005.

During July 2005, the Company issued to an officer 333,000 shares as an incentive bonus. The total value of the 333,000 shares was $33,333, which was charged to operations during the year ended December 31, 2005.

During July 2005, the Company issued 300,000 shares of Common Stock to a consultant for services provided valued at $33,000.

During August 2005, the Company issued to an officer 333,000 shares as an incentive bonus. The total value of the 333,000 shares was $36,667, which was charged to operations during the year ended December 31, 2005.

During September, 2005, the Company issued 70,000 shares of its Common Stock for legal services to one of the Company's law firms valued at $9,100, in connection with a legal settlement discussed in Note 10.

In November 2005, the Company issued to an officer 334,000 shares as an incentive bonus valued at $33,400.

During November 2005, the Company issued 2,500,000 shares of its common stock for services provided by a third party valued at $250,000.

In December 2005, various shareholders exercised warrants to purchase 17,098,043 shares of Common Stock resulting in proceeds to the Company aggregating $697,979.

               RILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY(CONTINUED)

Common Stock Issuances for the Year Ended December 31, 2005 (Continued)
-----------------------------------------------------------

In December 2005, the Company issued 208,333 shares of its Common Stock, valued at $20,833, in connection with a 2005 financing transaction.

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

No shares of Common Stock were issued under this Plan during 2005.

Stock Option Plans
------------------

On October 26, 2000, the Board of Directors adopted the Advanced Technology Industries, Inc. 2000 Stock Option Plan ("Plan"). During 2002, the Board of Directors and the majority stockholders amended the Plan to increase the number of shares that are subject to Incentive Stock Options, from 3,000,000 to 5,000,000.

                                                                             WEIGHTED             NON-           WEIGHTED
                                                          INCENTIVE           AVERAGE           QUALIFIED         AVERAGE
                                                            STOCK            EXERCISE             STOCK          EXERCISE
                                                           OPTIONS             PRICE             OPTIONS           PRICE
                                                      -----------------------------------------------------------------------

ATI Options outstanding at date of
  merger of ATI and LTDN
  (December 15, 2004)                                      470,000             $0.34            1,242,777          $0.28
                                                      -----------------------------------------------------------------------

Outstanding 12/31/04 and 12/31/05                          470,000             $0.34            1,242,777          $0.28
                                                      ================== ================== ================== ==============

Composition at 12/31/05:
2000 stock option plan                                     470,000             0.34              305,000           $0.34
Options granted outside the plan                                --              --               937,777            0.22
                                                      -----------------------------------------------------------------------

                                                      =======================================================================
Outstanding 12/31/05                                       470,000             $0.34            1,242,777          $0.28
                                                      =======================================================================
Total Number and Potential Proceeds Assuming
    All Exercised                                          470,000           $159,800           1,242,777          $310,011
                                                      =======================================================================

The incentive stock options expire in 2010 and the non-qualified stock options expire in 2009.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

Warrants
--------

At December 31, 2005, there were outstanding warrants to purchase 1,000,000 shares of Common Stock at $0.165 per share (the "Old Warrants"), there were outstanding Warrants issued to the LTDN shareholders (the "LTDN Warrants") to purchase 166,781,157 shares of Common Stock at an exercise price of $0.04 per share and there were outstanding Debenture Warrants to purchase 39,214,285 shares of Common Stock at an exercise price of $0.10 per share. Each Old Warrant is exercisable until December 19, 2008. The exercise period with respect to the LTDN Warrants will expire on June 18, 2006. Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement registering the shares of Common Stock issuable upon exercise of the Debenture Warrants.

                                                                                                        WEIGHTED
                                              COMPENSATORY        DEBENTURE           LTDN              AVERAGE
                                                WARRANTS          WARRANTS          WARRANTS         EXERCISE PRICE
                                              -------------     -------------     -------------      ---------------

     Balance - 01/01/04                                  --                --       195,161,200      $          .04

     ATI warrants outstanding at date of
       merger of ATI and LTDN
       (December 15, 2004)                        1,000,000                --                --                 .165
                                              -------------     -------------     -------------      ---------------

     Balance - 12/31/04                           1,000,000                --       195,161,200                  .04

     Issued - 2005                                       --        39,214,285                --                  .10

     Exercised - 2005                                    --                --       (28,380,043)                 .04
                                              -------------     -------------     -------------      ---------------

     Balance - 12/31/05 (All exercisable)         1,000,000        39,214,285       166,781,157      $           .05
                                              =============     =============     =============      ===============

     Potential Proceeds Assuming
       all exercised                          $     165,000     $   3,921,429     $   6,671,000      $    10,757,429
                                              =============     =============     =============      ===============

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                    Based on          Based on April
                                                                December 31, 2005        30, 2006
                                                                  Quoted Market        Quoted Market
                                                                      Price                Price
                                                              -----------------------------------------

                 Convertible Debentures                       (a)    45,750,000       (b)183,000,000
                 Options to purchase Common Stock                     1,712,777            1,712,777
                 Warrants to purchase Common Stock                  206,995,442          206,995,442
                                                              -----------------------------------------

                 Total as December 31, 2005                         254,458,219          391,708,219
                                                              =========================================

                Substantial issuances after December 31, 2005:

                New Convertible Debentures ($1,565,000 @$.015)                           104,333,333
                New Debenture Warrants                                                    22,357,143
                Common Stock issued to consultants                                        35,605,133
                Common Stock issued in connection with settlement agreements              21,795,061
                Proposed financing                                                        11,500,000

                           (a) $2,745,000 / $.06 ($.08 x 75% - Note 8)
                           (b) $2,745,000 / $.015 ($.02 x 75% - Note 8)

NOTE 10 - COMMITMENTS AND OTHER MATTERS

Compensation agreement
----------------------

Pursuant to a 2005 compensation arrangement, the Company's Chief Executive officer is being paid a salary of $275,000 per annum plus an expense allowance of approximately $7,600 per month. Accrued amounts under this agreement total $366,250 as of December 31, 2005.

Consulting Agreement - ERBC
---------------------------

By letter dated June 1, 1996, ATI engaged ERBC Holdings, LTD ("ERBC"), at the time a related party, as a consultant to undertake all aspects of ATI's operations in Russia. Pursuant to the letter agreement, ATI agreed to pay ERBC a fee of $115,000 per year which was increased to $240,000 commencing in 2001. In February 2005, the $1,015,176 balance outstanding under this agreement was converted into 1,692,388 shares of Common Stock and 10,538 shares of Series A Preferred Stock.

Consulting Agreement
--------------------

The Company has a one-year consulting agreement with a stockholder which provides for monthly payments of approximately $12,000.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Russian Contracts For Research And Development
----------------------------------------------

ATI is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by ATI from Nurescell for a total price of $985,000. Through December 31, 2005, the Company paid $100,000 under this agreement. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

ATI is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. The work under the contracts has not been completed as of December 31, 2005 and at this time the completion date can not be determined as a continued result of limited funding.

Acquisition Of In-Process Technologies
--------------------------------------

In connection with an oral agreement, ATI has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of ATI has indicated that this transaction is expected to close during 2006 although there is no assurance it will be consummated. As of December 31, 2005, LTDN has paid $352,089 in 2004 and $-0- in 2005 to the German bank as part of this oral agreement.

Legal Disputes
--------------

During the quarter ended June 30, 2003, ATI was notified that Dr. Jurgen Lempert intended to commence legal proceedings against ATI relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled that Dr. Lempert is entitled to collect $69,629. As of December 31, 2005, the Company has accrued such amounts.

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

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, initiated legal proceedings against ATI for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect $67,808. As of December 31, 2005, the Company has accrued such amounts.

Peter Goerke, a former Vice President of ATI, initiated legal proceedings against ATI for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect $197,486. At December 31, 2005, ATI has accrued such amounts. Mr. Goerke has filed for a lien against certain assets of Cetoni Umwelttechnologie Entwicklungs Gmbh ("Cetoni"), one of ATI's wholly owned subsidiaries.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Legal Disputes (Continued)
--------------

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of December 31, 2005, LTDN accrued $100,000 related to this judgment.

A German court has suspended the corporate registration of Cetoni. The Company does not intend to appeal this decision as it is consistent with the restructuring of all German operations. The Company does not believe this ruling will have a material impact on the Company's operations as Cetoni no longer has any significant tangible or intangible assets.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Facilities Rent
---------------

ATI and LTDN rent facilities under month-to-month rental agreements. Rent expense for LTDN facilities for the years ended December 31, 2005 and 2004 amounted to $195,818 and $82,910, respectively.

Lien On Star Can Patents
------------------------

During June 2003, the Company became aware that a lien had been placed against the patents relating to the Reseal Technology by Paxsys Ltd., a Bermuda corporation, in connection with a failed financing. The Company continues to dispute the validity of the claim.

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

Shares issued under these arrangements were valued at $405,000. As part of the settlement agreement, the law firm was entitled to penalty shares in the event certain shares were not registered on Form S-8 by July 1, 2004. As such, the law firm received in 2004 65,590 shares of restricted Common Stock as a penalty. The Settlement Agreement provides for the repricing of shares for a period of one year in the event that the Common Stock trades below a price of $0.12 per share for a period of 30 consecutive days. In the event that the repricing is triggered, additional shares of Common Stock would be issuable as detailed in the Settlement Agreement. During August 2005, the repricing mechanism was triggered and the Company issued 70,000 shares of its restricted Common Stock under the terms of the Settlement Agreement.

Settlement With Former LTD Shareholders
---------------------------------------

On January 26, 2006, the Company issued 21,795,061 shares of Common Stock in connection with the settlement of claims made by certain former stockholders of LTDN. These stockholders claimed that they were entitled to receive more shares of Common Stock in connection with the merger with ATI. At December 31, 2005, the Company recorded a liability of approximately $2,200,000 related to the settlement of these claims.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Support Agreement
-----------------

In connection with a Support Agreement entered into on November 17, 2005 between the Company and one of its stockholders, Aperchance Ltd. ("Aperchance"), in consideration of inducing Aperchance to exercise their Warrants to purchase 4,841,200 shares of Common Stock, the Company provided Aperchance with certain price protection on shares of Common Stock held by Aperchance. The price protection terminated in February of 2006. As a result of stock price decline in 2006, the Company is required to issue an additional 5,630,075 shares of Common Stock to Aperchance.

Periodic Filings
----------------

Under a 2005 rule change, OTC Bulletin Board ("OTCBB") issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member. Following removal under this new rule, an issuer's securities would again become eligible for quotation on the OTCBB when the issuer has filed periodic reports for one year in a timely manner.

The Company has been late in two of its periodic filings with the Securities and Exchange Commission ("SEC") during 2006. Accordingly, the Company may be ineligible for quotation by an NASD member if it is delinquent one more time in its periodic filings with the SEC during the applicable 24-month period.

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

Segment results for the years ended December 31, 2005 and 2004 are as follows:

2005:                                    U.S.A.         Australia         Germany        Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                    $  5,554,533    $   (3,684,736)   $    (118,804)   $          --    $     1,750,993
                                     ====================================================================================

Depreciation and amortization        $         --    $       32,276    $      52,164    $          --    $        84,440
                                     ====================================================================================

Identifiable assets                  $     44,281    $    1,019,507    $       1,098    $          --     $    1,064,886
                                     ====================================================================================

2004:
------------------------------------

Net loss                             $         --    $   (5,323,039)   $ (23,224,695)   $          --      $ (28,547,734)
                                     ====================================================================================

Depreciation and amortization        $         --    $       31,089    $          --    $          --      $     (31,089)
                                     ====================================================================================

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SUBSEQUENT EVENTS

Conversion of Convertible Debentures
------------------------------------

During the period from January 1, 2006 through May 11, 2006, $1,714,600 principal amount of Convertible Debentures including related accrued interest were converted and 60,328,950 number of Common shares were issued pursuant to these conversions.

Exercise of Warrants
--------------------

During the period from January 1, 2006 through May 11, 2006, various holder of LTDN warrants exercised warrants and purchased 9,026,716 shares of the Company's common stock resulting in proceeds of $368,490.

Debt Issued - February
----------------------

In February 2006 the Company issued to an investor $100,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 1,428,571 shares of Common Stock at a per share exercise price of $.10 per share. The terms of these securities are substantially the same as the securities described in Note 6.

Debt Issued - March
-------------------

In March 2006 the Company issued to an investor $300,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 4,285,714 shares of Common Stock at a per share exercise price of $.10 per share. The terms of these securities are substantially the same as the securities described in Note 6.

In March 2006 the Company issued to an investor $350,000 aggregate principal amount of its 9% Convertible Debentures (the "New Debentures") and warrants (the "New Debenture Warrants") to purchase 5,000,000 shares of Common Stock at a per share exercise price of $.07 per share. In addition, subject to certain conditions such investor has agreed to purchase (i) at least three days prior to the filing of the registration statement registering the shares of Common Stock issuable upon the conversion of such New Debentures and the exercise of such New Debenture Warrants, an aggregate of $250,000 principal amount of New Debentures and New Debenture Warrants to purchase 3,571,428 shares of Common Stock for an aggregate purchase price of $250,000 and (ii) at least three days prior to the effective date of such registration statement, an aggregate of $600,000 principal amount of such New Debentures and New Debenture Warrants to purchase 8,571,428 shares of Common Stock for an aggregate purchase price of $600,000. The New Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on March 24, 2007. The New Debentures are convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 5 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the New Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the New Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the New Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the New Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)

Debt Issued - March, continued
------------------------------

The New Debenture Warrants are exercisable at a per share exercise price of $0.07, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. Each New Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement registering the shares of Common Stock issuable upon the conversion of such New Debentures and the exercise of such New Debenture Warrants. If the average of the closing bid prices of the Common Stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of the Common Stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each New Debenture Warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from the Company that such average price and closing bid prices have occurred, the exercise price for such New Debenture Warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs). Holders of Debenture Warrants are entitled to effect a cashless exercise of the New Debenture Warrants if such registration statement has not been declared effective prior the first anniversary of the issuance of the New Debenture Warrants. The Company has agreed to file a registration statement to register the shares of Common Stock issuable upon the conversion of the New Debentures and the exercise of the New Debenture Warrants.

Debt Issued - April
-------------------

In April 2006, the Company issued to a group of investors $575,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 8,214,285 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debentures and the New Denture Warrants.

Debt Issued - May
-----------------

In May 2006, the Company issued to a group of investors $240,000 aggregate principal amount of its 9% Convertible Debentures due May 2, 2007 and Warrants to purchase 2,857,143 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debentures and the New Debenture Warrants.

In addition, the two Securities Purchase Agreements related to such 9% Convertible Debentures provide that upon the first occurrence of the failure by the Company to file with the Securities and Exchange Commission an Annual Report on Form 10-KSB by May 17, 2006, or a Quarterly Report on Form 10-QSB following the required time periods (including any permitted extensions) provided in the Securities Exchange Act of 1934 for such filing, the Company shall issue to the applicable investor thereto an additional 9% Convertible Debenture at the end of such time period in the principal amount equal to the lesser of (x) $100,000 and
(y) the remaining outstanding principal amount of such original 9% Convertible Debenture held by such investor as of the end of such time period.

Consulting Agreements
---------------------

During the quarter ended March 31, 2006, the Company issued 35,605,133 shares of its Common Stock pursuant to various one-year consulting agreements with sixteen of its stockholders.

Proposed Financing
------------------

On May 9, 2006, the Company issued 11,500,000 shares of Common Stock to a group of investors. The Company has not yet received the proceeds from such sale and intends to cancel such shares.