Form 10QSB
period 2006-03-31
Brilliant Technologies, CORP
filed 2006-06-22
CIK 1054825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         Commission File Number 0-230761

                       BRILLIANT TECHNOLOGIES CORPORATION
                       ----------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of outstanding shares of the issuer's only class of common stock as of June 16, 2006 was 405,217,523.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                       BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                  (A Development Stage Company)

                                      INDEX TO FORM 10-QSB
                                         March 31, 2006

                                                                                                           Page Nos
                                                                                                           --------

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FNANCIAL STATEMENTS

Condensed Consolidated Balance Sheet (Unaudited)
     At March 31, 2006                                                                                          F-2

Condensed Consolidated Statements of Operations (Unaudited)
     For the Three Months Ended March 31, 2006 and 2005 and for the Period
     from Inception (October 31, 1999) to March 31, 2006                                                        F-3

Condensed Consolidated Statements of Stockholders' (Deficiency) (Unaudited)
     For the Three Months Ended March 31, 2006                                                                  F-4

Condensed Consolidated Statements of Cash Flows (Unaudited)
     For the Three Months Ended March 31, 2006 and 2005 and for the Period from
     Inception (October 31, 1999) to March 31, 2006                                                             F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)                                    F-6 to F-29

ITEM 2 - PLAN OF OPERATION                                                                                     F-30

ITEM 3 - CONTROLS AND PROCEDURES                                                                               F-33

PART II - OTHER INFORMATION                                                                                    F-33

ITEM 1 - LEGAL PROCEEDINGS                                                                                     F-33

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                           F-33

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                                       F-33

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   F-34

ITEM 5 - OTHER INFORMATION                                                                                     F-34

ITEM 6 - EXHIBITS                                                                                              F-34





               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                At March 31, 2006
                                   (Unaudited)



                                     ASSETS
                                     ------

Current Assets:
     Cash and cash equivalents                                       $     55,547
     Prepaid expenses and other current assets                              4,825

                                                                     ------------
         Total Current Assets                                              60,372


Property and equipment, net                                                25,482

Deferred financing costs, net                                             110,797

Capitalized software                                                      783,818

Other assets                                                               13,208
                                                                     ------------

         TOTAL ASSETS                                                     993,677
                                                                     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Notes payable , includes related parties of $ 221,027                 1,025,500
  Convertible debentures, net of debt discount of $1,837,900              793,143
  Accrued liabilities, including $535,417 due to related parties        5,739,447
  Due to related parties                                                  680,595
  Derivative liabilities for conversion options and warrants            1,817,966
                                                                     ------------

         TOTAL LIABILITIES                                             10,056,651
                                                                     ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock - $.001 par value; 1,000,000 shares authorized;
     -0- shares issued and outstanding                                         --
   Common stock - $.0001 par value; 800,000,000 shares authorized;
     328,980,673 shares issued and outstanding                             32,897
   Additional paid-in capital                                          24,119,874
   Unearned compensation                                               (1,112,325)
   Accumulated other comprehensive income                                 301,525
   Deficit accumulated during the development stage                   (32,404,945)
                                                                     ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                (9,062,974)
                                                                     ============

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $    993,677
                                                                     ============


            See notes to condensed consolidated financial statements.


                                       F2





                       BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                  (A Development Stage Company)

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                                   For the Period
                                                                                   From Inception
                                                                                  (October 1, 1999)
                                                     For the Three Months Ended        Through
                                                             March 31,                March 31,
                                                    ----------------------------    ------------
                                                        2006            2005            2006
                                                    ------------    ------------    ------------
                                                                     (Restated)
REVENUES                                            $         --    $         --    $      9,862
                                                    ------------    ------------    ------------

OPERATING COSTS:
  Research and development                               166,476         126,694       2,337,853
  In-process research and development                         --              --      23,224,695
  Consulting fees                                        390,792          42,556       8,464,754
  General and administrative, including
    compensatory element of stock
    issuances of $1,069,398 and $194,213
    for 2006 and 2005, respectively, and
    $7,654,695 for the period from inception
    (October 1, 1999) through March 31, 2006           1,566,436         498,320      11,068,824
  Depreciation and amortization                            7,573          15,052         349,746
  Settlement provision                                        --              --       2,200,000
                                                    ------------    ------------    ------------
TOTAL OPERATING COSTS                                  2,131,277         682,622      47,645,872
                                                    ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (2,131,277)       (682,622)    (47,636,010)

Derivative (gains)/ losses, net                       (8,919,806)        269,332     (19,760,146)
Interest and amortization of debt issuance costs,
  including stock issuances of
  $1,492,768 for 2006                                  2,263,268          67,190       4,437,667
Other (income) expenses                                  (12,515)         27,277          91,414
                                                    ------------    ------------    ------------

NET INCOME (LOSS)                                   $  4,537,776    $ (1,046,421)   $(32,404,945)
                                                    ============    ============    ============

Basic net income (loss) per common share            $       0.02    $      (0.00)
                                                    ============    ============
Diluted net income (loss) per common share          $       0.01    $      (0.00)
                                                    ============    ============
Weighted average number of shares outstanding
  - Basic                                            280,693,220     187,563,750
                                                    ============    ============
Weighted average number of shares outstanding
  - Diluted                                          446,802,925     187,563,750
                                                    ============    ============


               See notes to unaudited condensed consolidated financial statements.


                                       F3





                                       BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                  (A Development Stage Company)

                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                           (Unaudited)
                                            For the Three Months Ended March 31, 2006


                                                                            Accumulated      Deficit
                                                                               Other       Accumulated
                                                  Additional               Comprehensive   During the       Total       Comprhensive
                             Common Stock          Paid-in       Unearned      Income      Development   Stockholders'     Income
                         Shares       Amount       Capital     Compensation    (Loss)         Stage        Deficiency       (Loss)
                       -------------------------------------------------------------------------------------------------------------
Balance at January
  1, 2006               231,484,424  $  23,147   $ 16,065,823  $         --   $ 273,226   $(36,942,721)   (20,580,525)   $        --

Issuance of stock
  for consulting fees     1,894,737        189        208,232      (208,421)         --             --             --             --
Issuance of stock
  for consulting fees     3,315,789        332        364,405      (364,737)         --             --             --             --
Issuance of stock
  for consulting fees     3,789,474        379        416,463      (416,842)         --             --             --             --
Issuance of stock for
  consulting fees           571,800         57         62,841            --          --             --         62,898             --
Issuance of stock in
  financing services        750,000         75         82,425            --          --             --         82,500             --
Issuance of stock for
  consulting fees            50,000          5          5,495            --          --             --          5,500             --
Issuance of stock for
  consulting fees            50,000          5          5,495            --          --             --          5,500             --
Issuance of stock for
  consulting fees            50,000          5          5,495            --          --             --          5,500             --
Issuance of stock in
  financing services        750,000         75         49,925            --          --             --         50,000             --
Issuance of stock in
  financing services        500,000         50         54,950            --          --             --         55,000             --
Issuance of stock for
  consulting fees         3,000,000        300        329,700            --          --             --        330,000             --
Issuance of stock for
  consulting fees         1,500,000        150        164,850            --          --             --        165,000             --
Issuance of stock in
  financing services      4,500,000        450        494,550            --          --             --        495,000             --
Issuance of stock for
  consulting fees         3,000,000        300        329,700            --          --             --        330,000             --
Issuance of stock in
  financing services      1,736,000        174        190,786            --          --             --        190,960             --
Issuance of stock for
  consulting fees         7,183,333        718        286,607      (287,325)         --             --             --             --
Issuance of shares in
  settlment of claims    21,795,061      2,180      2,197,820            --          --             --      2,200,000             --
Issuance of shares for
  conversion of
  debentures and
  accrued interest       28,268,178      2,827      1,300,358            --          --             --      1,303,185             --
Issuance of share for
  the exercise of
  warrants                9,161,802        916        367,594            --          --             --        368,510             --
Issuance of shares for
  financing transaction   5,630,075        563        618,745            --          --             --        619,308             --
Reclassification of
  debentures options
  and exercise of
  warrants from
  deriative liabilities          --         --        517,615            --          --             --        517,615             --

Amortization of
  unearned compensation          --         --             --       165,000          --             --        165,000             --

Comprehensive Income:
   Net Income                    --         --             --            --          --      4,537,776      4,537,776      4,537,776
   Foreign currency
     translation
     adustment                   --         --             --            --      28,299             --         28,299         28,299
                       -------------------------------------------------------------------------------------------------------------
Balance at March 31,
   2006                 328,980,673  $  32,897   $ 24,119,874  $ (1,112,325)  $ 301,525   $(32,404,945)  $ (9,062,974)   $ 4,566,075
                       =============================================================================================================


                                    See notes to condensed consolidated financial statements.

                                                               F4




                               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                          (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                                              For the Period
                                                                                                              From Inception
                                                                               For the Three Months Ended    (October 1, 1999)
                                                                                         March 31,           Through March 31,
                                                                                    2006            2005           2006
                                                                               --------------------------------------------
                                                                                                 (Restated)
                                                                               --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $  4,537,776    $ (1,046,421)   $(32,404,945)
   Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
       Acquired in process technology                                                    --              --      23,224,695
       Gain on derivative liabilities                                            (8,919,806)        269,332     (19,760,146)
       Stock-based compensation                                                   2,562,166         194,213       9,147,463
       Accrued settlement provision                                                      --              --       2,200,000
       Depreciation and amortization                                                  7,573          15,052         332,315
       Loss on sale of investment                                                        --              --          88,927
       Non-cash charges for consulting services                                          --              --         470,000
       Amortization of deferred financing costs                                      76,333           8,333         202,625
       Write-off of fixed assets                                                         --              --          11,068
       Debt discount amortization                                                   417,683              --       1,531,721
   Changes in Operating Assets and Liabilities:
       Prepaid expenses and other current assets                                      7,589          (2,378)        (38,842)
       Other assets                                                                      --             461         (13,205)
       Accrued liabilities                                                          332,522         371,426       2,932,991
                                                                               --------------------------------------------
          Net Cash Used in Operating Activities                                    (978,164)       (189,982)    (12,075,333)
                                                                               --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of ATI stock prior to merger                                       --              --         460,000
   Capitalized software costs                                                            --         (46,329)       (804,875)
   Advances to ATI prior to merger                                                       --              --      (2,443,619)
   Proceeds of sale of investments                                                       --              --          21,019
   Capital expenditures                                                                  --              --        (317,467)
                                                                               --------------------------------------------
         Net Cash Used in Investing Activities                                           --         (46,329)     (3,084,942)
                                                                               --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                 --         104,565       9,986,633
  Capitalized financing costs                                                       (22,500)        (22,560)       (313,422)
  Exercise of warrants                                                              368,510              --         368,510
  Proceeds from loans                                                               750,000         150,000       4,336,903
  Repayment of loans                                                                     --              --         (78,954)
  Due from (to) related parties, net                                               (106,580)             --         916,152
                                                                               --------------------------------------------
         Net Cash Provided by Financing Activities                                  989,430         232,005      15,215,822
                                                                               --------------------------------------------

Increase (Decrease) in Cash                                                          11,266          (4,306)         55,547
                                                                               --------------------------------------------

Cash - Beginning of Period                                                           44,281          49,862              --
                                                                               --------------------------------------------

Cash - End of Period                                                           $     55,547    $     45,556    $     55,547
                                                                               ============================================

Interest paid                                                                  $         --    $         --    $         --
                                                                               ============================================

Income taxes paid                                                              $         --    $         --    $         --
                                                                               ============================================
Non-Cash Investing and Financing Transactions:

   Conversion of debt and related interest                                     $  1,303,185    $         --    $  1,666,004
                                                                               ============================================
   Exercise of warrants satisfied
     by reduction in related                                                   $         --    $         --    $    460,653
                                                                               ============================================
   Conversion of advances to affiliate                                         $         --    $         --    $  1,055,000
                                                                               ============================================
   Conversion of accrued liabilities                                           $         --    $  1,015,176    $  1,015,176
                                                                               ============================================
   Reclassification of derivative liability                                    $    114,117    $         --    $ 20,679,817
                                                                               ============================================
   Offering costs satisfied by transfer of ATI stock                           $         --    $         --    $   (125,000)
                                                                               ============================================

                            See notes to condensed consolidated financial statements.

                                                       F5

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

The acquisition was consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among ATI, LTDN and LTDN Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of ATI ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among ATI, LTDN and Acquisition Sub. Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger and taking into account the purchase price adjustment in connection therewith, ATI issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 193,336 shares of Series A Convertible Preferred Stock of ATI ("Series A Preferred Stock") and
(ii) warrants (the "Warrants") to purchase 487,903 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to the Warrants expired on June 18, 2006. Management is considering extending the exercise period.

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

Since immediately following the Merger the former stockholders of LTDN owned a majority of the Common Stock (assuming the conversion of all the shares of the Series A Preferred Stock and the exercise of all the Warrants, in each case issued to such stockholders) and the management of LTDN controlled the Board of Directors of the Company, the Merger has been accounted for as a reverse merger with LTDN as the acquirer of ATI. The accompanying consolidated financial statements of the Company reflect the historical results of LTDN, and the consolidated results of operations of ATI subsequent to the Closing Date.

The common stock of LTDN has been retroactively restated to reflect the recapitalization and merger transactions discussed above.


                                       F6

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information-. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Going Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2006. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of March 31, 2006, the Company had an accumulated deficit since inception of $32,404,945 and a working capital deficiency and stockholder's deficiency of $9,996,279 and $9,062,974, respectively.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2006. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. During the five months ended May 31, 2006, the Company has raised from various financing sources approximately $1,655,000 through the issuance of convertible debt securities and warrants to purchase 25,071,424 shares of Common Stock (see Note 6).

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


                                       F7

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - RESTATMENT

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company discovered that during the quarter ended March 31, 2005, it had incorrectly accounted for its convertible debentures. The Company is required to restate its financial statements for the quarter ended March 31, 2005, to account for its derivative liabilities in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No.00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock,". The Company should have assigned a value to the conversion option and assigned a value to the warrants issued with convertible debentures and recorded these amounts as derivative liabilities.

The correction of the above error results in the following changes to the Company's balance sheet, stockholders' equity and liabilities and the statement of operations as at and for the three months ended March 31, 2005:

                                                      As Reported    As Restated



                      Total liabilities               $ 8,246,914   $ 8,666,246

                      Stockholders' deficiency        $(6,980,427)  $(7,399,759)

                      Net loss                        $  (777,089)  $(1,046,421)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


                                       F8

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Method Of Accounting For Unconsolidated Affiliates
---------------------------------------------------------

At March 31, 2006, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

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

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies. The Company's carrying values in these equity-method investments is zero.

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

                                       F9

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software (Continued)
--------------------

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. There were no costs capitalized during the three months ended March 31, 2006. There was no amortization expense for the three months ended March 31, 2006 and 2005 as the Company's software product was not placed into use as of March 31, 2006.

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

Accumulated other comprehensive income, at March 31, 2006, consists of foreign currency translation adjustments in the amount of $301,525.

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

Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 6, were not included in the calculation of diluted loss per share for the quarter ended March 31, 2005 because their inclusion would have had been anti-dilutive.

Basic and diluted loss per share have been calculated assuming the Series A Preferred Stock has been converted under the "if converted method" since each share of Series A Preferred Stock automatically converts into 400 shares of common stock upon the increase in authorized common shares to 500 million. The Series A Preferred Stock was converted into common shares on September 27, 2005.

                                      F10

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share Of Common Stock, continued
--------------------------------------------

                                                                         Three months ended
                                                                              March 31,
                                                                        2006             2005
                                                                    -----------------------------
Numerator:
  Net income (loss) - numerator for basic income (loss)
    per share income available to common stockholders               $   4,494,949   $    (777,089)

  Effect of dilutive securities:
    Interest related to Convertible Debentures                            486,635        N/A
                                                                    -----------------------------

  Numerator for diluted income (loss) per share - income
    available to common stockholders after assumed conversions      $   4,981,584   $    (777,089)
                                                                    -----------------------------

Denominator:
  Denominator for basic income (loss) per share - weighted
    average shares                                                    280,693,220     187,563,750
                                                                    -----------------------------
  Effect of diluted securities:
    Convertible debentures and accrued interest                       103,707,111        N/A
    Warrants                                                           62,402,594        N/A
                                                                    -----------------------------

Total potentially dilutive securities                                 166,109,705        N/A
                                                                    -----------------------------

Denominator for diluted income (loss) per share - adjusted
  weighted average shares and assumed conversions                     446,802,925     187,563,750
                                                                    -----------------------------

Basic net income (loss) per share                                      $ 0.02           $(0.00)
                                                                    =============================

Diluted net income (loss) per share                                    $ 0.01           $(0.00)
                                                                    =============================

For the three months ended March 31, 2006, 54,354,124 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than, or equal to, the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

                                      F11

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company accounts for embedded conversion options in non-conventional convertible notes which do not qualify as equity under EITF 00-19, as derivative liabilities. Accordingly, the Company determines the fair value (as determined under the Black-Scholes Valuation Method) of all embedded derivatives (usually conversion option and warrants). Such fair value is recorded as a debt discount up to the proceeds of the debt and any amount in excess of the proceeds of the debt is charged to operations at the security issuance date.

The Company's Debenture Notes host embedded conversion options that are deemed to be free standing derivatives financial instruments which have been accounted for as derivative liabilities (Note 6).

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

                                      F12

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Notes and Warrants (Continued)
------------------------------

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company discovered that during the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, it had incorrectly accounted for the certain derivative financial instruments indexed to, and potentially settled in, its own common stock. Accordingly, the Company will be required to file amended Form 10-QSBs for such periods. The accompanying statement of operations and cash flow for the three months ending March 31, 2005 have been restated to correct for the above matter.

Stock Based Compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment," using the modified-prospective-transition method, as a result, the Company's net income for the three months ended March 31, 2006 is lower than if it continued to account for share-based compensation under APB No. 25. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

Prior to January 1, 2006, The Company accounted for employee stock transactions in accordance with Accounting Principle Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees." The Company had adopted the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

Prior to the Company's adoption of SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosures. The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

There were no stock options granted to employees or unvested stock options during the three months ended March 31, 2006 and 2005 and, accordingly, there was no difference between the reported net income (loss) and proforma net income
(loss).

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."


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


                                      F13

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements
-----------------------------------------

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


                                      F14

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


                                      F15

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------------------

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet completed its evaluation of the impact of adopting SFAS 155 on its results of operations or financial position, but does not expect that the adoption of SFAS 155 will have a material impact

In March 2006, the FASB issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consisted of the following:

       Office furniture and fixtures                               $     47,150
       Purchased software                                                84,651
       Computer hardware                                                173,830
       Assets acquired in merger                                         52,166
                                                                   -------------
                                                                        357,797
       Accumulated depreciation                                        (332,315)
                                                                   -------------
       Property and equipment, net                                 $     25,482
                                                                   -------------

Depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $7,573 and $15,052, respectively.

                                      F16

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - DEFERRED FINANCING COST

At March 31, 2006, deferred financing costs incurred in connection with the sale of Convertible Debentures of the Company (see Note 6) were:

       Deferred financing cost                                         $313,422
       Accumulated amortization                                        (202,625)
                                                                  --------------
       Deferred Financing Cost, Net                               $     110,797
                                                                  ==============

Amortization of deferred financing cost for the three months ended March 31, 2006 and 2005 was $76,333 and $8,333, respectively.

NOTE 6 - CONVERTIBLE DEBENTURES

2005 Convertible Debentures
---------------------------

The total dollar value of the Debentures and number of Debenture Warrants for 2005 totaled $2,745,000 and 39,214,285, respectively. The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. The Debentures are convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

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

During the first quarter of 2006, $1,196,500 of Debentures and related accrued interest were converted into 28,268,178 shares of Common Stock. None of the Debenture warrants were exercised as of March 31, 2006.


                                      F17

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

The Company has filed a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company was obligated to pay the holder of the Debentures certain liquidated damages since such registration statement was not filed by October 5, 2005 and was not declared effective by November 30, 2005. The Company has filed such registration statement and it became effective on January 26, 2006. In connection with the late effectiveness of the registration statement, the Company incurred liquidating damages of approximately $109,000, all of which was accrued as of March 31, 2006.

As a result of a floorless conversion option held by the holders of the Debentures, the derivatives embedded in the Debentures
(the Conversion Option and Debenture Warrants) have been classified as derivative liabilities. The combined liabilities recorded during 2005 totaled $5,912,806. Of such amount, $2,745,000 was recorded as a debt discount and is being amortized over the term of the Debentures and $3,167,806 was immediately charged to loss on derivative obligations during 2005.

As a result of the conversion feature contained in the 2005 Convertible Debentures, the Company's outstanding Debenture Warrants at such time no longer qualified as equity. Accordingly, during 2005, these Warrants were reclassified to derivative obligations resulting in an increase to liabilities of $20,565,700 and a reduction to stockholders' equity of an equal amount.

2006 Convertible Debentures
---------------------------

In February 2006, the Company issued to an investor $100,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 1,428,571 shares of Common Stock at a per share exercise price of $.10 per share. The terms of these securities are substantially the same as the securities issued in 2005.

In March 2006, the Company issued to an investor $300,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 4,285,714 shares of Common Stock at a per share exercise price of $.10 per share. The terms of these securities are substantially the same as the securities issued in 2005.

                                      F18

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Convertible Debentures (Continued)
---------------------------

In March 2006, the Company issued to an investor $350,000 aggregate principal amount of its 9% Convertible Debentures (the "New Debentures") and warrants (the "New Debenture Warrants") to purchase 5,000,000 shares of Common Stock at a per share exercise price of $.07 per share. In addition, subject to certain conditions such investor has agreed to purchase (i) at least three days prior to the filing of the registration statement registering the shares of Common Stock issuable upon the conversion of such New Debentures and the exercise of such New Debenture Warrants, an aggregate of $250,000 principal amount of New Debentures and New Debenture Warrants to purchase 3,571,428 shares of Common Stock for an aggregate purchase price of $250,000 and (ii) at least three days prior to the effective date of such registration statement, an aggregate of $600,000 principal amount of such New Debentures and New Debenture Warrants to purchase 8,571,428 shares of Common Stock for an aggregate purchase price of $600,000. The New Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on March 24, 2007. The New Debentures are convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) and 75% of the average of the 5 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the New Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the New Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the New Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the New Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

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


                                      F19

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

As a result of a floorless conversion option held by the holders of the Convertible Debentures, the derivatives embedded in the Convertible Debenture (the Conversion Option and Debenture Warrant) have been classified as derivative liabilities. The combined liabilities recorded in 2006 totaled $374,540. This amount was recorded as a debt discount and is being amortized over the term of the debentures.

The fair value of all of the Copany's derivative obligations on March 31, 2006 totaled $1,817,966. The change in the fair value of the derivative liabilities during the three months ended March 31, 2006 was recorded as a gain on derivative obligations.

The net derivative gain for the three months ended March 31, 2006 is composed of the following:


                Gain recorded on change in fair value of
                  Warrants exercised and debentures converted
                  during the quarter ended March 31,2006                 661,613
                Gain recorded on change in fair value of
                  outstanding derivatives                              8,258,193
                                                                      ----------

                Gain on Derivatives                                   $8,919,806
                                                                      ==========

Amortization of debt discount for the three months ended March 31, 2006 was $417,683.

NOTE 7 - LOANS AND NOTES PAYABLE

During June 2001, ATI borrowed $260,000 from an individual and issued a promissory note, which is in default and provides for interest at the rate of 1% per month. This loan is still outstanding at March 31, 2006. Also on July 13, 2001, an officer of ATI advanced $10,000 pursuant to a promissory note, which is in default and provides for interest at the rate of 1% per month.

On November 27, 2001, ATI borrowed $10,000 from an individual and issued a promissory note which is in default and provides for interest at the rate of 1% per month.

During October 2002, ATI received an advance of $120,000 from an individual, payable on demand. The loan accrues interest at 10% per annum.

As of March 31, 2006, LTDN has loans outstanding payable to four unrelated parties which aggregate $472,494. These loans are all payable on demand and do not provide for interest.

As of March 31, 2006, LTDN had a loan payable to a related party of $211,027. This loan is payable on demand and provides for interest of 12% per annum.

As of March 31, 2006, ATI owed its CEO $403,116 related to advances and accrued salaries. These advances are payable on demand and do not provide for interest.

As of March 31, 2006, ATI has outstanding obligations payable to four related parties totaling $132,301. These loans are payable on demand and do not provide for interest.

                                      F20

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

During February of 2005, the Company issued a former consultant 10,538 shares of its Series A Convertible Preferred Stock as part of the consideration in the settlement of accrued consulting fees (Note 9).

During March 2005, the Company issued 375 shares of Series A Convertible Preferred Stock, valued at $22,500, to a party as a finders fee relating to financings the Company entered into during the first quarter of 2005.


                                      F21

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

               NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock (Continued)
---------------

In August 2005, the Company issued 1,875 shares of its Series A Convertible Preferred Stock to an investor in connection with certain amendments to the 9% Convertible Debentures previously issued to such investor. The Company recorded a charge of $60,000 which was charged to financing expense during the third quarter of 2005.

In September 2005, the Company issued 10,000 shares of its Series A Convertible Preferred Stock as a finder's fee to a finder in connection with the Company's acquisition of LTDN. The Company recorded a charge of $320,000 which was charged to financing expense during the third quarter ended September 31, 2005.

In September 2005 the Company issued to certain affiliates of its chief executive officer 28,205 shares of the Company's Series A Convertible Preferred Stock upon the exercise of Preferred Stock warrants at an aggregate exercise price of $460,653 The exercise price of $460,653 was satisfied by a reduction of the debt due to the executive officer.

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved an amendment to the articles of incorporation of ATI whereby the number of shares of common stock authorized for issuance by the Company was increased from 100,000,000 shares to 800,000,000 shares. Accordingly, as a result of this stockholder approval, 293,406 shares of the Company's Series A Preferred Stock automatically converted into 117,731,600 shares of Common Stock pursuant to terms of the merger agreement.

Common Stock Issuances for 2006
-------------------------------

During the period from January 1, 2006 through March 31, 2006, various holders of LTDN warrants exercised warrants and purchased 9,161,802 shares of Common Stock resulting in proceeds of $368,510.

During the quarter ended March 31, 2006, the Company issued 16,183,333 shares of its Common Stock valued at $1,277,325 pursuant to various one-year consulting agreements with four of its stockholders.

During the quarter ended March 31, 2006, the Company issued 8,236,000 of shares for services related to financing activities valued at $873,460.

During the quarter ended March 31, 2006, the Company issued to five of its stockholders 8,221,800 shares of Common Stock for services valued at $904,398.

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

In connection with a Support Agreement entered into on November 17, 2005 between the Company and one of its stockholders, Aperchance Ltd. ("Aperchance"), in consideration of inducing Aperchance to exercise their Warrants to purchase 4,841,200 shares of Common Stock, the Company provided Aperchance with certain price protection on shares of Common Stock held by Aperchance. The price protection guarantee was terminated during February of 2006. As a result of a stock price decline in 2006, the Company was required to issue an additional 5,630,075 shares of Common Stock to Aperchance.


                                      F22

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

               NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock Issuances for 2006 (Continued)
-------------------------------

During the quarter ended March 31, 2006, $1,196,500 principal amount of Convertible Debentures and related accrued interest were converted and 28,268,178 shares of Common Stock were issued pursuant to these conversions.


                                      F23

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Warrants
--------

At March 31, 2006, there were outstanding warrants to purchase 1,000,000 shares of Common Stock at $0.165 per share (the "Old Warrants"), there were outstanding Warrants issued to the LTDN shareholders (the "LTDN Warrants") to purchase 157,619,355 shares of Common Stock at an exercise price of $0.04 per share and there were outstanding Debenture Warrants to purchase 44,928,570 shares of Common Stock at an exercise price of $0.10 per share and there were outstanding Debenture warrants to purchase 5,000,000 shares of Common Stock at an exercise price of $0.07 per share. Each Old Warrant is exercisable until December 19, 2008. The exercise period with respect to the LTDN Warrants expired on June 18, 2006. Management is considering extending the exercise period. Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement registering the shares of Common Stock issuable upon exercise of the Debenture Warrants and Debenture warrants.

During the three months ended March 31, 2006, various holders of LTDN warrants exercised warrants and purchased 9,161,802 shares of Company's Common Stock resulting in proceeds of $368,510.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:



        Options to purchase Common Stock                    1,712,777
        Warrants to purchase Common Stock                  52,641,347
                                                          -------------

        Total as March 31, 2006                            54,354,124
                                                          =============

       Substantial issuances after March 31, 2006:

       New Convertible Debentures ($1,145,000 @$.0225)                       50,888,889
       New Debenture Warrants                                                14,357,139
       Common Stock issued for financing fees                                 1,500,000
       Proposed financing                                                    11,500,000



                                      F24

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND OTHER MATTERS

Compensation Agreement
----------------------

Pursuant to a 2005 compensation arrangement, the Company's Chief Executive officer is being paid a salary of $275,000 per annum plus an expense allowance of approximately $7,600 per month. Accrued amounts under this agreement total $457,800 as of March 31, 2006.


Consulting Agreement
--------------------

The Company has a one-year consulting agreement with a stockholder which provides for monthly payments of approximately $12,000.

Russian Contracts For Research And Development
----------------------------------------------

ATI is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by ATI from Nurescell for a total price of $985,000. Through March 31, 2006, the Company paid $100,000 under this agreement. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

ATI is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. The work under the contracts has not been completed as of March 31, 2006 and at this time the completion date can not be determined as a continued result of limited funding.

Acquisition Of In-Process Technologies
--------------------------------------

In connection with an oral agreement, ATI has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of ATI has indicated that this transaction is expected to close during 2006 although there is no assurance it will be consummated. As of March 31, 2006, LTDN has paid $352,089 to the German bank as part of this oral agreement.

                                      F25

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Legal Disputes
--------------

During the quarter ended June 30, 2003, ATI was notified that Dr. Jurgen Lempert intended to commence legal proceedings against ATI relating to his termination as Chief Executive Officer of ATI Nuklear. A German court ruled that Dr. Lempert is entitled to collect $69,629. As of March 31, 2006, the Company has accrued such amounts.

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

Dr. Alexander Kaul, former Chairman of the Supervisory Board of ATI Nuklear, initiated legal proceedings against ATI for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect approximately $67,808. As of March 31, 2006, the Company has accrued such amounts.

Peter Goerke, a former Vice President of ATI, initiated legal proceedings against ATI for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect approximately $197,486. At March 31, 2006, ATI has accrued such amount. Mr. Goerke has filed for a lien against certain assets of Cetoni Umwelttechnologie Entwicklungs Gmbh ("Cetoni"), one of ATI's wholly owned subsidiaries.

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of March 31, 2006, LTDN accrued $100,000 related to this judgment.

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


                                      F26

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

                                      F27

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

Segment results for the three months ended March 31, 2006 and 2005 are as follows:

2006:                             U.S.A.      Australia     Germany   Eliminations Consolidated
-----------------------------------------------------------------------------------------------

Net income (loss)               $6,035,970   $(1,498,194)   $    --   $       --   $ 4,537,776
                                ==============================================================

Depreciation and amortization   $       --   $     7,573    $    --   $       --   $     7,573
                                ==============================================================

Identifiable assets             $   55,547   $   938,031    $    99   $       --   $   993,677
                                ==============================================================

2005:
------------------------------
Net loss                        $       --   $(1,046,421)   $    --   $       --   $(1,046,421)
                                ==============================================================

Depreciation and amortization   $       --   $    15,052    $    --   $       --   $    15,052
                                ==============================================================

NOTE 11 - SUBSEQUENT EVENTS

Conversion of Convertible Debentures
------------------------------------

During the period from April 1, 2006 through June 18, 2006, $967,600 principal amount of Convertible Debentures including related accrued interest were converted and 63,201,741 number of shares of Common Stock were issued pursuant to these conversions.

Debt Issued - April
-------------------

In April 2006, the Company issued to a group of investors $575,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 8,214,285 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debentures and the New Denture Warrants.


                                      F28

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

Debt Issued - May
-----------------

In May 2006, the Company issued to a group of investors $200,000 aggregate principal amount of its 9% Convertible Debentures due May 2, 2007 and Warrants to purchase 4,285,714 shares of Common Stock at a per share exercise price of $.07 per share. In addition the Company issued to such investors $40,000 aggregate principal amount of such 9% Convertible Debentures as a diligence fee and $200,000 aggregate principal amount of such 9% Convertible Debentures as a penalty for not filing its Annual Report on Form 10-KSB with the SEC on or prior to May 17, 2006. The terms of these securities are substantially the same as the New Debentures and the New Debentures and the New Debenture Warrants.

In May 2006, the Company issued to a group of investors $130,000 aggregate principal amount of its 9% Convertible Debentures due May 2, 2007 and Warrants to purchase 1,857,140 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debenture Warrants.

Debt Issued - June
------------------

In June 2006, the Company issued to a group of investors $150,000 aggregate principal amount of its 9% Convertible Debentures due April 3, 2007 and Warrants to purchase 2,142,857 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debentures and the New Debenture Warrants.

Proposed Financing
------------------

On May 9, 2006, the Company issued 11,500,000 shares of Common Stock to a group of investors. The Company has not yet received the proceeds from such sale and intends to cancel such shares.


Stock issued for financing services
-----------------------------------

During May and Jume the Company issued 1,500,000 shares of Common stock for financing services

                                      F29

ITEM 2. PLAN OF OPERATION

As used in this quarterly report, references to "we", "us" and "our" refer to Brilliant Technologies Corporation and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this quarterly report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. In addition, this quarterly report contains certain statements that are "forward looking statements", which relate to future events or our future financial performance. Any statements contained in this quarterly report which are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, forward looking statements can be identified by the use of words such as "believes," "expects," "intends," "projects," "anticipates," "contemplates," or "estimates." Although we believe that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of our operations are subject to a number of uncertainties, risks and other influences which are set forth in detail in Item 6 of our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 under the caption entitled "Risk Factors", many of which are outside of our control and any one of which, or a combination of which, could materially affect our results of operations and whether the forward looking statements made by us ultimately prove to be accurate.

We are a development stage company and our efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. This discussion provides an analysis of our anticipated plan of operation for the next 12 months.

During the next 12 months we intend to concentrate on the (i) continued development and marketing of the software products of LTDnetwork, Inc., which is referred to in this quarterly report as "LTDN", (ii) commercialization of our proprietary resealable metal beverage can, and (iii) commercialization of products developed by Alfa-Pro Products GmbH and from the intellectual property acquired from Schlattl GBR.

Except for a nominal amount of revenue from the sale of products of one of our subsidiaries in a prior period, we have not generated any revenue from operations since our inception and we have not been profitable since our inception. We will require additional financing to continue our planned operations during the next 12-month period. We believe that we will be able to raise the necessary financing to continue planned operations. We will attempt to raise this additional capital through the public or private placement of our securities, debt or equity financing, joint ventures, or the licensing or sale of our technologies and products. However, there is no guarantee that we will be able to successfully raise the required funds for operations or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds would require that we significantly scale back our planned operations. The above factors raise substantial doubt about our ability to continue as a going concern.

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

Also, we have recently launched our intelliPrice product developed by LTDN. We need to raise additional funds in order to put us in a position to successfully market and distribute such product. We also believe that our Qtrax service is ready for commercialization. On May 31, 2006, we entered into a contract with EMI Music for the licensing of music owned by EMI Music to be used in the QTrax service. We are currently in negotiations with other music companies for similar licenses, however, no assurances can be given that we will be able to obtain any such licenses. Subject to the execution of such licenses with record companies owning the rights to enough music recordings to make the QTrax service viable, the Qtrax service is expected to enter a test phase later this year.

                                        F30

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

Between March 1, 2005 and June 16, 2006, we have raised from various financing sources approximately $4,505,000 through the issuance of our 9% Convertible Debentures and warrants to purchase shares of our common stock. We have also issued an additional (i) $45,000 aggregate principal amount of such 9% Convertible Debentures and warrants to certain holders of such 9% Convertible Debentures in consideration for such holders agreeing to certain amendments with respect to the terms of such 9% Convertible Debentures, (ii) $40,000 aggregate principal amount of such 9% Convertible Debentures as a diligence fee to two investors and (iii) $200,000 aggregate principal amount of such 9% Convertible Debentures as a penalty for not filing our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 with the Securities and Exchange Commission on or prior to May 17, 2006.

Debentures due August 20, 2006
------------------------------

An aggregate of $3,145,000 of such 9% Convertible Debentures are due and payable on August 20, 2006 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. As of June 16, 2006, an aggregate of $2,134,100 of such 9% Convertible Debentures had been converted into shares of our common stock. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion (in lieu of such restriction, an aggregate of $300,000 of such 9% Convertible Debentures provided that the holder thereof shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion). If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

Each warrant issued in connection with such 9% Convertible Debentures is exercisable until the second anniversary of the effective date of the registration statement registering our shares of common stock issuable upon the exercise of such warrants. Such warrants are exercisable at $0.10 per share, such exercise price subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs. Subject to limited exceptions, a holder shall not be entitled to convert a warrant held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion (in lieu of such restriction, an aggregate of 4,285,714 of such warrants provided that the holder thereof shall


                                       F31
not be entitled to convert such warrants held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion). If the average of the closing bid prices of our common stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of our common stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each such warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from us that such average price and closing bid prices have occurred, the exercise price for such warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs). Holders of such warrants are entitled to effect a cashless exercise of such warrants if the registration statement registering our shares of common stock issuable upon the exercise of such warrants has not been declared effective prior the first anniversary of the issuance of such warrants.

Debentures due March 24, 2007
-----------------------------

         An aggregate of $925,000 of such 9% Convertible Debentures are due and payable on March 24, 2007 and bear interest at 9% per annum on a simple non-compounded basis. In addition, a certain investor has agreed to purchase (i) an aggregate of $250,000 principal amount of such 9% Convertible Debentures at least three days prior to the filing of the registration statement registering such 9% Convertible Debentures, and (ii) an aggregate of $600,000 principal amount of such 9% Convertible Debentures at least three days prior to the effective date of such registration statement. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. As of June 16, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion. If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

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

                                       F32

Debentures due April 3, 2007
----------------------------

An aggregate of $155,000 of such 9% Convertible Debentures are due and payable on April 3, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. As of June 16, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock.

Debentures due May 2, 2007
--------------------------

An aggregate of $570,000 of such 9% Convertible Debentures are due and payable on May 2, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. As of June 16, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock.

ITEM 3. CONTROLS AND PROCEDURES.

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

In connection with the audit of our financial statements for the year ended December 31, 2005, our auditors identified the following material weaknesses (and such weaknesses continued during the quarter ended March 31, 2006):

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

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are subject to various matters of litigation during our normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of our equity securities during the quarter ended March 31, 2006 have previously been reported on Current Reports on Form 8-K. We have not purchased any of our equity securities during the quarter ended March 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

A noteholder has threatened to sue us for repayment of an outstanding note. To date, we have not been served with a lawsuit. In the event such noteholder does sue us, we believe that we have sufficient defenses and intend to vigorously defend ourselves against such claims.

                                       F33

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

Exhibit 3.1        Certificate of Incorporation of the Registrant (13)

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

Exhibit 4.8 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.(3)

Exhibit 4.9 Form of 9% Convertible Debenture issued to Double U Master Fund, L.P.(3)

Exhibit 4.10       Form of Warrant issued to Double U Master Fund, L.P.(3)

Exhibit 4.11 Registration Rights Agreement dated as of April 14, 2005 between the Registrant and Double U Master Fund, L.P.(3)

Exhibit 4.12 Securities Purchase Agreement dated as of April 14, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.13 Form of 9% Convertible Debenture issued to Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.14 Form of Warrant issued to Platinum Partners Value Arbitrage Fund, L.P.(3)

                                       F34

Exhibit 4.15 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.16 Securities Purchase Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(3)

Exhibit 4.17       Form of 9% Convertible Debenture issued to JM Investors,
                   Inc.(3)

Exhibit 4.18       Form of Warrant issued to JM Investors, Inc.(3)

Exhibit 4.19 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(3)

Exhibit 4.20 Securities Purchase Agreement dated as of July 14, 2005 between the Registrant and the investors named therein (4)

Exhibit 4.21 Form of 9% Convertible Debenture issued to certain investors on July 19 (4)

Exhibit 4.22       Form of Warrant issued to certain investors on July 19 (4)

Exhibit 4.23 Registration Rights Agreement dated as of July 14, 2005 between the Registrant and the investors named therein (4)

Exhibit 4.24       Amendment No. 1 dated as of July 19, 2005 to the
                   Registration Rights Agreements between the Registrant and the investors named therein and the related Debentures(4)

Exhibit 4.25 Security Agreement dated as of July 19, 2005 between the Registrant and the investors named therein (4)

Exhibit 4.26 Securities Purchase Agreement dated as of August 26, 2005 between the Registrant and Harborview Master Fund L.P.(5)

Exhibit 4.27 Form of 9% Convertible Debenture issued to Harborview Master Fund L.P. (5)

Exhibit 4.28       Form of Warrant issued to Harborview Master Fund L.P.(5)

Exhibit 4.29 Registration Rights Agreement dated as of August 26, 2005 between the Registrant and Harborview Master Fund L.P. (5)

Exhibit 4.30 Securities Purchase Agreement dated as of September 12, 2005 between the Registrant and Silverlake Holdings. Inc.(5)

Exhibit 4.31 Form of 9% Convertible Debenture issued to Silverlake Holdings. Inc. (5)

Exhibit 4.32       Form of Warrant issued to Silverlake Holdings. Inc. (5)

Exhibit 4.33 Registration Rights Agreement dated as of September 12, 2005 between the Registrant and Silverlake Holdings. Inc. (5)

Exhibit 4.34 Securities Purchase Agreement dated as of October 11, 2005 between the Registrant and Chicago Venture Partners L.P.(5)

Exhibit 4.35 Form of 9% Convertible Debenture issued to Chicago Venture Partners L.P. (5)

Exhibit 4.36       Form of Warrant issued to Chicago Venture Partners L.P.  (5)

Exhibit 4.37 Registration Rights Agreement dated as of October 11, 2005 between the Registrant and Chicago Venture Partners L.P. (5)

Exhibit 4.38 Securities Purchase Agreement dated as of October 17, 2005 between the Registrant and Monarch Capital Fund Ltd (5)

Exhibit 4.39 Form of 9% Convertible Debenture issued to Monarch Capital Fund Ltd (5)

Exhibit 4.40       Form of Warrant issued to Monarch Capital Fund Ltd (5)

Exhibit 4.41 Registration Rights Agreement dated as of October 17, 2005 between the Registrant and Monarch Capital Fund Ltd (5)

                                       F35

Exhibit 4.42 Securities Purchase Agreement dated as of November 28, 2005 between the Registrant and Harborview Master Fund L.P.(6)

Exhibit 4.43 Form of 9% Convertible Debenture issued to Harborview Master Fund L.P. (6)

Exhibit 4.44       Form of Warrant issued to Harborview Master Fund L.P.(6)

Exhibit 4.45       Registration Rights Agreement dated as of November 28,
                   2005 between the Registrant and Harborview Master Fund L.P.
                   (6)

Exhibit 4.46       Securities Purchase Agreement dated as of November 28,
                   2005 between the Registrant and Monarch Capital Fund Ltd (6)

Exhibit 4.47 Form of 9% Convertible Debenture issued to Monarch Capital Fund Ltd (6)

Exhibit 4.48       Form of Warrant issued to Monarch Capital Fund Ltd (6)

Exhibit 4.49 Registration Rights Agreement dated as of November 28, 2005 between the Registrant and Monarch Capital Fund Ltd (6)

Exhibit 4.50 Securities Purchase Agreement dated as of February 21, 2006 between the Registrant and The Gross Foundation, Inc.(7)

Exhibit 4.51 Form of 9% Convertible Debenture issued to The Gross Foundation, Inc.(7)

Exhibit 4.52       Form of Warrant issued to The Gross Foundation, Inc.(7)

Exhibit 4.53 Registration Rights Agreement dated as of February 21, 2006 between the Registrant and The Gross Foundation, Inc.(7)

Exhibit 4.54 Securities Purchase Agreement dated as of March 13, 2006 between the Registrant and Nite Capital LP (8)

Exhibit 4.55       Form of 9% Convertible Debenture issued to Nite Capital
                   LP (8)

Exhibit 4.56       Form of Warrant issued to Nite Capital LP (8)

Exhibit 4.57 Registration Rights Agreement dated as of March 13, 2006 between the Registrant and Nite Capital LP (8)

Exhibit 4.58 Securities Purchase Agreement dated as of March 24, 2006 between the Registrant and Chicago Venture Partners, L.P. (8)

Exhibit 4.59 Form of 9% Convertible Debenture issued to Chicago Venture Partners, L.P. (8)

Exhibit 4.60       Form of Warrant issued to Chicago Venture Partners, L.P. (8)

Exhibit 4.61 Registration Rights Agreement dated as of March 24, 2006 between the Registrant and Chicago Venture Partners, L.P. (8)

Exhibit 4.62 Form of Securities Purchase Agreement dated as of March 30, 2006 between the Registrant and each of Double U Master Fund, L.P., CMS Capital, Brio Capital, L.P. and Treshnish Investment, Inc., respectively. (9)

Exhibit 4.63 Form of 9% Convertible Debenture issued to each of Double U Master Fund, L.P., CMS Capital, Brio Capital, L.P. and Treshnish Investment, Inc., respectively. (9)

Exhibit 4.64 Form of Warrant issued to each of Double U Master Fund, L.P., CMS Capital, Brio Capital, L.P. and Treshnish Investment, Inc., respectively. (9)

Exhibit 4.65 Registration Rights Agreement dated as of March 30, 2006 between the Registrant and each of Double U Master Fund, L.P., CMS Capital, Brio Capital, L.P. and Treshnish Investment, Inc., respectively. (9)

Exhibit 4.66 Securities Purchase Agreement dated as of May 2, 2006 between the Registrant and Monarch Capital Fund Ltd. (11)

Exhibit 4.67 Form of 9% Convertible Debenture issued to Monarch Capital Fund Ltd. (11)

                                       F36

Exhibit 4.68       Form of Warrant issued to Monarch Capital Fund Ltd. (11)

Exhibit 4.69 Registration Rights Agreement dated as of May 2, 2006 between the Registrant and Monarch Capital Fund Ltd. (11)

Exhibit 4.70 Securities Purchase Agreement dated as of May 2, 2006 between the Registrant and Harborview Master Fund L.P. (11)

Exhibit 4.71 Form of 9% Convertible Debenture issued to Harborview Master Fund L.P. (11)

Exhibit 4.72       Form of Warrant issued to Harborview Master Fund L.P. (11)

Exhibit 4.73 Registration Rights Agreement dated as of May 2, 2006 between the Registrant and Harborview Master Fund L.P. (11)

Exhibit 4.74 Securities Purchase Agreement dated as of May 12, 2006 between the Registrant and Cobalt Blue LLC. (12)

Exhibit 4.75       Form of 9% Convertible Debenture issued to Cobalt Blue LLC.
                   (12)

Exhibit 4.76       Form of Warrant issued to Cobalt Blue LLC. (12)

Exhibit 4.77 Registration Rights Agreement dated as of May 12, 2006 between the Registrant and Cobalt Blue LLC. (12)

Exhibit 4.78 Form of Securities Purchase Agreement between the Registrant and each of Sidney Welz, Jose Zajac, Leon Goldenberg, Bella Jacobs, Ateres Mechoel and Shalom Torah Center, respectively.
                   (14)

Exhibit 4.79 Form of 9% Convertible Debenture issued to each of Sidney Welz, Jose Zajac, Leon Goldenberg, Bella Jacobs, Ateres Mechoel and Shalom Torah Center, respectively. (14)

Exhibit 4.80 Form of Warrant issued to each of Sidney Welz, Jose Zajac, Leon Goldenberg, Bella Jacobs, Ateres Mechoel and Shalom Torah Center, respectively. (14)

Exhibit 4.81 Form of Registration Rights Agreement between the Registrant and each of Sidney Welz, Jose Zajac, Leon Goldenberg, Bella Jacobs, Ateres Mechoel and Shalom Torah Center, respectively.
                   (14)

Exhibit 21         List of Subsidiaries. (13)

Exhibit 31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


*  Filed herewith

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2004
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 17, 2004
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on June 10, 2005.
(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2005
(5) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 2005
(6) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2006


                                       F37

(7) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 10, 2006
(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006
(9) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2006
(10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 1, 2006
(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006
(12) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2006
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on May 26, 2006
(14) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2006

                                       F38

                                   SIGNATURES
                                   ----------


                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRILLIANT TECHNOLOGIES CORPORATION

Dated:  June 22, 2006              By  /s/  Allan Klepfisz
                                       -------------------------------------
                                       Allan Klepfisz
                                       Chief Executive Officer, President and
                                       Acting Chief Financial Officer



                                       F39