Form 10QSB
period 2006-06-30
Brilliant Technologies, CORP
filed 2006-08-21
CIK 1054825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006

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

The number of outstanding shares of the issuer's only class of common stock as of August 2, 2006 was 421,177,105.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes [ ] No [X]

                                BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                         (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                           (A Development Stage Company)

                                               INDEX TO FORM 10-QSB
                                                   June 30, 2006

                                                                                                        Page Nos
                                                                                                        --------

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet (Unaudited)
     At June 30, 2006                                                                                      F-2

Condensed Consolidated Statements of Operations (Unaudited)
     For the Three and Six Months Ended June 30, 2006 and 2005 and for the Period
     from Inception (October 31, 1999) to June 30, 2006                                                    F-3

Condensed Consolidated Statements of Stockholders' (Deficiency) (Unaudited)
     For the Six Months Ended June 30, 2006                                                                F-4

Condensed Consolidated Statements of Cash Flows (Unaudited)
     For the Six Months Ended June 30, 2006 and 2005 and for the Period from
     Inception (October 31, 1999) to June 30, 2006                                                       F-5 - F-6

Notes to the Condensed Consolidated Financial Statements (unaudited)                                    F-7 - F-32

ITEM 2 - PLAN OF OPERATION                                                                                  33

ITEM 3 - CONTROLS AND PROCEDURES                                                                            39

PART II - OTHER INFORMATION                                                                                 40

ITEM 1 - LEGAL PROCEEDINGS                                                                                  40

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                        40

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                                    40

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                40

ITEM 5 - OTHER INFORMATION                                                                                  40

ITEM 6 - EXHIBITS                                                                                           40






                 BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                            (A Development Stage Company)

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                  At June 30, 2006
                                     (Unaudited)

                                       ASSETS
                                       ------

Current Assets:
     Cash and cash equivalents                                         $    138,852
     Prepaid expenses and other current assets                               42,456
                                                                       ------------
         Total Current Assets                                               181,308


Property and equipment, net                                                  27,000

Deferred financing costs, net                                               122,180

Capitalized software                                                        804,875

Other assets                                                                 77,444
                                                                       ------------

         TOTAL ASSETS                                                  $  1,212,807
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

CURRENT LIABILITIES:
  Notes payable                                                        $    855,353
  Convertible debentures, net of debt discount of $1,613,195                954,805
  Loan payable                                                              500,000
  Accrued liabilities, including $535,417 due to related parties          6,198,346
  Due to related parties                                                    709,058
  Derivative liabilities for conversion options and warrants              4,300,018
                                                                       ------------
         TOTAL LIABILITIES                                               13,517,580


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock - $.001 par value; 1,000,000 shares authorized;
     -0- shares issued and outstanding                                           --
   Common stock - $.0001 par value; 800,000,000 shares authorized;
     405,575,654 shares issued and outstanding                               40,556
   Additional paid-in capital                                            25,640,539
   Unearned compensation                                                   (792,995)
   Accumulated other comprehensive income                                   386,704
   Deficit accumulated during the development stage                     (37,579,577)
                                                                       ------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                 (12,304,773)
                                                                       ============

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $  1,212,807
                                                                       ============


              See notes to condensed consolidated financial statements.





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                    (A Development Stage Company)

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                                                                                     For the Period
                                                For the Three Months Ended            For the Six Months Ended       From Inception
                                                          June 30,                           June 30,                  (October 1,
                                              -------------------------------     -------------------------------       1998) To
                                                  2006              2005              2006              2005          June 30, 2006
                                              -------------     -------------     -------------     -------------     -------------
                                                                 (Restated)                           (Restated)

REVENUE                                       $          --     $          --     $          --     $          --     $       9,862
                                              -------------     -------------     -------------     -------------     -------------


OPERATING COSTS:
  Research and development                          384,539           499,837           551,015           626,531         2,722,392
  In-process research and development                    --                --                --                --        23,224,695
  Consulting fees                                   349,904            86,993           740,696           129,549         8,814,658
  General and administrative, including
    compensatory element of stock issuances
    of $393,007, $333,431, $2,955,173,
    $527,644 for the three and six months
    ended June 30, 2006 and 2005,
    respectively, and $9,540,470 for the
    period from inception (October 31,
    1999) through June 30, 2006                     706,672           936,099         2,273,108         1,434,419        11,775,496

  Depreciation and amortization                       8,027            15,421            15,600            30,473           357,773

  Settlement provision                                   --                --                --                --         2,200,000
                                              -------------     -------------     -------------     -------------     -------------

TOTAL OPERATING COSTS                             1,449,142         1,538,350         3,580,419         2,220,972        49,095,014
                                              -------------     -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                             (1,449,142)       (1,538,350)       (3,580,419)       (2,220,972)      (49,085,152)

Derivatives (gains)/losses, net                   1,874,211        (4,333,890)       (7,045,595)       (4,064,558)      (17,885,935)

Interest and amortization of debt issuance
  costs, including stock issuances of
  $3,666, $ -0-, $1,446,434, and $-0- for
  the three and six months ended June 30,
  2006 and 2005                                   1,861,414           246,486         4,124,682           313,676         6,299,081

Other (income) expenses                             (10,135)          (20,339)          (22,650)            6,938            81,279
                                              -------------     -------------     -------------     -------------     -------------

NET INCOME (LOSS)                             $  (5,174,632)    $   2,569,393     $    (636,856)    $   1,522,972     $ (37,579,577)
                                              =============     =============     =============     =============     =============

Basic- net income
(loss) per common share                       $       (0.01)    $        0.01     $       (0.00)    $        0.01
                                              =============     =============     =============     =============
Diluted-net income
(loss) per common share                       $       (0.01)    $        0.01     $       (0.00)    $        0.01
                                              =============     =============     =============     =============

Weighted average number of shares
  Outstanding - Basic                           357,817,954       194,258,516       270,723,059       190,198,327
                                              =============     =============     =============     =============

 Weighted average number of shares
  Outstanding - Diluted                         357,817,954       194,258,516       270,723,059       190,198,327
                                              =============     =============     =============     =============


                                      See notes to condensed consolidated financial statements.





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                                                    (A DEVELOPMENT STAGE COMPANY)

                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                             (UNAUDITED)
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2006


                                                                             ACCUMULATED     DEFICIT
                                                                                OTHER      ACCUMULATED
                                                   ADDITIONAL               COMPREHENSIVE   DURING THE       TOTAL     COMPREHENSIVE
                                                     PAID-IN      UNEARNED      INCOME      DEVELOPMENT   STOCKHOLDERS'    INCOME
                              SHARES      AMOUNT     CAPITAL    COMPENSATION    (LOSS)        STAGE        DEFICIENCY      (LOSS)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1,
  2006                      231,484,424   $23,147   $16,065,823   $      --    $273,226   $(36,942,721)    (20,580,525)   $      --

ISSUANCE OF STOCK
  FOR CONSULTING FEES         1,894,737       189       208,232    (208,421)         --             --              --           --
ISSUANCE OF STOCK
  FOR CONSULTING FEES         3,315,789       332       364,405    (364,737)         --             --              --           --
ISSUANCE OF STOCK
  FOR CONSULTING FEES         3,789,474       379       416,463    (416,842)         --             --              --           --
ISSUANCE OF STOCK FOR
  CONSULTING FEES               571,800        57        62,841          --          --             --          62,898           --
ISSUANCE OF STOCK IN
  FINANCING SERVICES            750,000        75        82,425          --          --             --          82,500           --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                50,000         5         5,495          --          --             --           5,500           --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                50,000         5         5,495          --          --             --           5,500           --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                50,000         5         5,495          --          --             --           5,500           --
ISSUANCE OF STOCK IN
  FINANCING SERVICES            750,000        75        49,925          --          --             --          50,000           --
ISSUANCE OF STOCK IN
  FINANCING SERVICES            500,000        50        54,950          --          --             --          55,000           --
ISSUANCE OF STOCK FOR
  CONSULTING FEES             3,000,000       300       329,700          --          --             --         330,000           --
ISSUANCE OF STOCK FOR
  CONSULTING FEES             1,500,000       150       164,850          --          --             --         165,000           --
ISSUANCE OF STOCK IN
  FINANCING SERVICES          4,500,000       450       494,550          --          --             --         495,000           --
ISSUANCE OF STOCK FOR
  CONSULTING FEES             3,000,000       300       329,700          --          --             --         330,000           --
ISSUANCE OF STOCK IN
  FINANCING SERVICES          1,736,000       174       190,786          --          --             --         190,960           --
ISSUANCE OF STOCK FOR
  CONSULTING FEES             7,183,333       718       286,607    (287,325)         --             --              --           --
ISSUANCE OF SHARES IN
  SETTLEMENT OF CLAIMS       21,795,061     2,180     2,197,820          --          --             --       2,200,000           --
ISSUANCE OF SHARES FOR
  CONVERSION OF
  DEBENTURES AND
  ACCRUED INTEREST           28,268,178     2,827     1,300,358          --          --             --       1,303,185           --
ISSUANCE OF SHARE FOR
  THE EXERCISE OF
  WARRANTS                    9,161,802       916       367,594          --          --             --         368,510           --
ISSUANCE OF SHARES FOR
  FINANCING TRANSACTION       5,630,075       563       618,745          --          --             --         619,308           --
RECLASSIFICATION OF
  DEBENTURES OPTIONS
  AND EXERCISE OF
  WARRANTS FROM
  DERIVATIVE LIABILITIES             --        --       872,782          --          --             --         872,782           --
AMORTIZATION OF
  UNEARNED COMPENSATION              --        --            --     484,330          --             --         484,330           --

ISSUANCE OF SHARES FOR
   CONVERSION OF
   DEBENTURES AND ACCRUED
   INTEREST                  72,894,981     7,289     1,092,191          --          --             --       1,099,480           --
ISSUANCE OF STOCK FOR
   CONSULTING FEES            3,700,000       370        73,307          --          --             --          73,677           --
COMPREHENSIVE INCOME:
   NET LOSS                          --        --            --          --          --       (636,856)       (636,856)    (636,856)
   FOREIGN CURRENCY
     TRANSLATION
     ADJUSTMENT                      --        --            --          --     113,478             --         113,478      113,478

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30,
  2006                      405,575,654   $40,556   $25,640,539   $(792,995)  $ 386,704   $(37,579,577)   $(12,304,773)     523,378
====================================================================================================================================

                                      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                              BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                                         (A DEVELOPMENT STAGE COMPANY)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                              For the Period
                                                                                              From Inception
                                                                 For the Six Months Ended    (October 1, 1999)
                                                                         June 30,             Through June 30,
                                                                  2006              2005           2006
                                                             -------------------------------------------------
                                                                                (Restated)
                                                             -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                         $   (636,856)     $  1,522,972      $(37,579,577)
   Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
      Acquired in process technology                                   --                --        23,224,695
      Gain on derivative liabilities                           (7,045,595)       (4,064,558)      (17,885,935)
      Stock-based compensation                                  2,955,173           527,653         9,540,470
      Accrued settlement provision                                     --                --         2,200,000
      Depreciation and amortization                                15,600            30,473           340,342
      Loss on sale of investment                                       --                --            88,927
      Non-cash charges for consulting services                         --                --           470,000
      Amortization of deferred financing costs                    174,710            18,636           301,002
      Write-off of fixed assets                                        --                --            11,068
      Debt discount amortization                                1,878,656           158,334         2,992,694
  Changes in Operating Assets and Liabilities:
      Prepaid expenses and other current assets                   (22,015)           (6,298)          (68,446)
      Other asset s                                                64,240            36,231            51,035
      Accrued liabilities                                         299,818         1,144,500         2,900,289
                                                             -------------------------------------------------
    Net cash used in investing activities                      (2,316,269)         (632,057)      (13,413,436)
                                                             -------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of ATI stock prior to merger                  --                --           460,000
      Capitalized software costs                                       --          (197,666)         (804,875)
      Advances to ATI prior to merger                                  --                --        (2,443,619)
      Proceeds of sale of investments                                  --                --            21,019
      Capital expenditures                                         (9,543)               --          (327,012)
                                                             -------------------------------------------------
    Net cash used in investing activities                          (9,543)         (197,666)       (3,094,487)
                                                             -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                           --           129,565         9,986,633
      Capitalized financing costs                                (132,260)         (104,300)         (423,182)
      Exercise of warrants                                        368,510           900,000           368,510
      Proceeds from loans                                       2,262,250                --         5,849,153
      Repayment of loans                                               --                --           (78,954)
      Due from (to) related parties, net                          (78,117)          (37,022)          944,615
                                                             -------------------------------------------------
    Net Cash Provided by financing activities                   2,420,383           888,243        16,646,775
                                                             -------------------------------------------------

Increase in Cash                                                   94,571            58,520           138,852
                                                             -------------------------------------------------
Cash - Beginning of Period                                         44,281            49,862                --
                                                             =================================================
Cash - End of Period                                         $    138,852      $    108,382      $    138,852
                                                             =================================================
Interest paid                                                $         --      $         --      $         --
                                                             =================================================
Income taxes paid                                            $         --      $         --      $         --
                                                             =================================================






                           BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                                      (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                               (CONTINUED)


                                                                                        For the Period
                                                                                        From Inception
                                                            For the Six Months Ended   (October 1, 1999)
                                                                    June 30,            Through June 30,
                                                             2006              2005          2006
                                                          ----------------------------------------------
                                                                            (Restated)
                                                          ----------------------------------------------

Non-Cash investing and Financing Transactions:

    Conversion of debt and related interest               $  2,402,665     $         --     $  2,765,489
                                                          ==============================================
    Exercise of warrants satisfied
      by reduction in related  party payables             $         --     $         --     $    460,653
                                                          ==============================================
    Conversion of advances to affiliate                   $         --     $         --     $  1,055,000
                                                          ==============================================
    Conversion of accrued liabilities                     $         --     $  1,015,176     $  1,015,176
                                                          ==============================================
    Reclassification of derivative liability              $    872,782     $         --     $ 21,438,482
                                                          ==============================================
    Offering costs satisfied by transfer of ATI Stock     $         --     $         --     $   (125,000)
                                                          ==============================================
    Shares issued for accrued settlement                  $  2,200,000     $         --     $  2,200,000
                                                          ==============================================


                        See notes to condensed consolidated financial statements

                                                  F-6

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION

Reverse Merger
--------------

On December 15, 2004 (the "Closing Date"), Brilliant Technologies Corporation (formerly Advanced Technology Industries, Inc. ("BLLN")) consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDnetwork, Inc., a Delaware corporation ("LTDN"). LTDN and BLLN collectively are referred to herein as "the Company".

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

The acquisition was consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among BLLN, LTDN and LTDN Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of BLLNI ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among BLLN, LTDN and Acquisition Sub. Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger and taking into account the purchase price adjustment in connection therewith, BLLN issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 193,336 shares of Series A Convertible Preferred Stock of BLLN ("Series A Preferred Stock") and
(ii) warrants (the "Warrants") to purchase 487,903 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to the Warrants expired on June 18, 2006. The board of directors determined to extend the exercise period of the Warrants subject to the Company having a sufficient number of authorized shares of common stock of the Company (`Common Stock") available to be issued upon the exercise of the Warrants. As a result, the definition of "Exercise Period" in the Warrant Agreement relating to the Warrants has been amended as follows:

"Exercise Period" means the period commencing on the date the Merger is consummated and terminating on June 18, 2006 and the period commencing on the date (the "Second Commencement Date") Parent files with the Secretary of State of the State of Delaware an amendment to Parent's Certificate of Incorporation to increase the authorized capital stock of Parent in an amount equal to the greater of (x) 1,300,000,000 shares of Common Stock and (y) 120% of the sum of
(A) the outstanding number of shares of Common Stock on the Second Commencement Date, (B) with respect to securities of Parent that are convertible or exercisable into shares of Common Stock (including the Warrants), the number of shares of Common Stock that are issuable upon the conversion or exercise of such securities on the Second Commencement Date and (C) without duplication of securities referenced in clause (B) above, the number of shares of Common Stock that Parent is obligated to issue pursuant to any binding obligation of Parent in effect as of the Second Commencement Date and terminating (i) with respect to 25% of the aggregate Warrants under this Agreement, at 5:00 p.m. on the 60th day following the Second Commencement Date, (ii) with respect to 25% of the aggregate Warrants under this Agreement, at 5:00 p.m. on the 90th day following the Second Commencement Date,(iii) with respect to 25% of the aggregate Warrants under this Agreement, at 5:00 p.m. on the 120th day following the Second Commencement Date and (iv) with respect to 25% of the aggregate Warrants under this Agreement, at 5:00 p.m. on the 150th day following the Second Commencement Date; provided that if the Second Commencement Date does not occur prior to December 31, 2006 the Exercise Period shall terminate on December 31, 2006."

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (continued)

Reverse Merger (continued)
--------------

The terms of the Series A Preferred Stock provided that each share of Series A Preferred Stock would automatically convert into 400 shares of Common Stock if the holders of the Common Stock approved an amendment to the certificate of incorporation of the Company to increase the authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. The holders of the Common Stock approved such amendment at the Company's annual meeting of stockholders held on September 26, 2005 to increase the number of authorized shares of Common Stock to 800,000,000 and the Company filed such amendment with the Secretary of State of the State of Delaware on September 27, 2005. As a result, all shares of the Series A Preferred Stock were converted into shares of Common Stock and the corresponding Warrants became Warrants to purchase shares of Common Stock at approximately $0.04 per share.

BLLN agreed to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the Merger. The Company has filed such registration statement and it became effective on January 26, 2006. The Company has agreed to keep such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder, (b) the expiration of the period referred to in Rule 144(k) under the Securities Act of 1933 and (c) two years from the effective date of such registration statement. The use of such registration statement has been suspended by the Company until it files a post-effective amendment thereto updating certain information contained therein.

Since immediately following the Merger the former stockholders of LTDN owned a majority of the Common Stock (assuming the conversion of all the shares of the Series A Preferred Stock and the exercise of all the Warrants, in each case issued to such stockholders) and the management of LTDN controlled the Board of Directors of the Company, the Merger has been accounted for as a reverse merger with LTDN as the acquirer of BLLN. The accompanying consolidated financial statements of the Company reflect the historical results of LTDN, and the consolidated results of operations of BLLN subsequent to the Closing Date.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six month period ended June 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Going Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2006. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of June 30, 2006, the Company had an accumulated deficit since inception of $37,579,577 and a working capital deficiency and stockholder's deficiency of $13,336,272 and $12,304,773, respectively.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2006. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. Between March 1, 2005 and August 11, 2005, the Company has raised from various financing sources approximately $4,505,000 through the issuance of convertible debt securities and warrants to purchase shares of Common Stock. In addition, the Company raised from various financing sources $960,000 in bridge loan financing (see Note 6).

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - RESTATMENT

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company discovered that during the quarter ended June 30, 2005, it had incorrectly accounted for its convertible debentures. The Company is required to restate its financial statements for the quarter ended June 30, 2005, to account for its derivative liabilities in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No.00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock". The Company should have assigned a value to the conversion option and assigned a value to the warrants issued with convertible debentures and recorded these amounts as derivative liabilities.

The correction of the above error results in the following changes to the Company's balance sheet, stockholders' equity and liabilities and the statement of operations as at and for the three and six months ended June 30, 2005:

                                                   As Reported     As Restated


          Total liabilities                        $  8,693,842    $ 26,283,548

          Stockholders' deficiency                 $ (7,196,849)   $ (6,296,849)

          Net (loss) income - Three months ended
                     June 30, 2005                 $ (1,764,497)   $  2,569,393
          Net (loss) income - Six months ended
                     June 30, 2005                 $ (2,541,586)   $  1,522,972


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation
---------------------------

The unaudited condensed consolidated financial statements include the accounts of LTDN and its subsidiaries and Brilliant and all of its wholly-owned and its majority-owned subsidiaries commencing with the Closing Date. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20%, but no more than 50% of such affiliates and under the cost method when the Company owns less than 20%. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Method Of Accounting For Unconsolidated Affiliates
---------------------------------------------------------

At June 30, 2006, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software (Continued)
--------------------

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. There were no costs capitalized during the six months ended June 30, 2006. There was no amortization expense for the three and six months ended June 30, 2006 and 2005 as the Company's software product was not placed into use as of June 30, 2006.

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

Accumulated other comprehensive income, at June 30, 2006, consists of foreign currency translation adjustments in the amount of $386,704.

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

Net Income (Loss) Per Share Of Common Stock
-------------------------------------------

Basic diluted net income (loss) per share of common stock are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented.

Diluted net income (loss) per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock.

Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 6, were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2006 because their inclusion would have had been anti-dilutive.

Basic and diluted loss per share have been calculated assuming the Series A Preferred Stock has been converted under the "if converted method" since each share of Series A Preferred Stock automatically converts into 400 shares of Common Stock upon the increase in authorized shares of Common Stock to 500 million. The Series A Preferred Stock was converted into shares of Common Stock on September 27, 2005.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

For the three and six months ended June 30, 2005 the basic and diluted earnings per share calculation are the same since the inclusion of any common stock equalivant associated with the convertible debentures and Derivative liabilities would be anti-dilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

                                                       Three months ended                        Six months ended
                                                             June                                      June
                                                   2006                 2005                  2005                 2006
                                              -----------------------------------       ------------------------------------
Numerator for basic earnings per share
net income (loss) attributable to
common stockholders - as reported             $ (5,174,633)        $   2,569,393        $    (636,586)        $   1,522,972

Effect of dilutive securities

Amortization of debt discount                      N/A                   158,334               N/A                 (259,349)
Derivative gains                                   N/A                (5,560,285)              N/A               (5,290,953)
Interest on convertible notes                      N/A                     5,000               N/A                   10,000
                                              -----------------------------------       ------------------------------------

Numerator for basic earnings per share
net income (loss) attributable to
common stockholders - as adjusted             $ (5,174,633)        $   (2,827,558)      $    (636,586)        $   (4,017,330))
                                              -----------------------------------       ------------------------------------


Denominator for basic earnings per
share--weighted average shares                 357,817,954           194,258,516          270,723,059           190,198,327
                                              -----------------------------------       ------------------------------------

Effect of dilutive securities:

Warrants                                           N/A               N/A                       N/A              N/A
Assumed conversion of Note                         N/A               N/A                       N/A              N/A
                                              -----------------------------------       ------------------------------------
Dilutive potential common shares                   N/A               N/A                       N/A              N/A

Denominator for diluted earnings per
share--adjusted weighted-average
shares and assumed conversions                 357,817,954           194,258,516          270,723,059           190,198,327
                                              ===================================       ====================================

Net income (loss) available to
common stockholders
Basic:                                        $      (0.01)        $        0.01        $       (0.00)        $        0.01
                                              ===================================       ====================================
Diluted:                                      $      (0.01)        $        0.01        $       (0.00)        $        0.01
                                              ===================================       ====================================

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Notes and Warrants (Continued)
------------------------------

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) and
(ii) give the counterparty a choice of net-cash settlement or settlement in shares(physical settlement or net-share settlement). All of the outstanding warrants have been classified as free standing derivative liabilities (Note 6).

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company discovered that during the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, it had incorrectly accounted for the certain derivative financial instruments indexed to, and potentially settled in, Common Stock. Accordingly, the Company will be required to file amended Form 10-QSBs for such periods. The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 have been restated to correct for the above matter.

Stock Based Compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment," using the modified-prospective-transition method, as a result, the Company's net income for the six months ended June 30, 2006 is lower than if it continued to account for share-based compensation under APB No. 25. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

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

Stock Based Compensation (continued)
------------------------

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

There were no stock options granted to employees or unvested stock options during the six months ended June 30, 2006 and 2005 and, accordingly, there was no difference between the reported net income (loss) and proforma net income
(loss). As of December 31, 2005, the Company had no unvested options

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Recently Issued Accounting Pronouncements
-----------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consisted of the following:

       Office furniture and fixtures                               $     47,150
       Purchased software                                                84,651
       Computer hardware                                                183,375
       Assets acquired in merger                                         52,166
                                                                   -------------
                                                                        367,342
       Accumulated depreciation                                         340,342
                                                                   -------------
       Property and equipment, net                                 $     27,000
                                                                   =============

Depreciation expense for the three months ended June 30, 2006 and 2005 amounted to $8,027 and $15,421,respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $15,600 and $30,473, respectively.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - DEFERRED FINANCING COST

At June 30, 2006, deferred financing costs incurred in connection with the sale of Convertible Debentures of the Company (see Note 6) were:

       Deferred financing cost                                    $     423,182
       Accumulated amortization                                         301,002
                                                                  --------------
       Deferred Financing Cost, Net                               $     122,180
                                                                  ==============

Amortization of deferred financing cost for the three months ended June 30, 2006 and 2005 was $98,377 and $17,383, respectively. Amortization of deferred financing cost for the six months ended June 30, 2006 and 2005 was $174,710 and $18,636, respectively.

NOTE 6 - CONVERTIBLE DEBENTURES AND BRIDGE LOAN

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURES AND BRIDGE LOAN (CONTINUED)

During the first quarter of 2006, $1,303,,180 of Debentures and related accrued interest were converted into 28,268,178 shares of Common Stock. None of the Debenture warrants were exercised as of March 31, 2006.

During the second quarter of 2006, $1,099,480of debentures and related accrued interest were converted into 72,894,981 shares of Common Stock. None of the Debenture Warrants were exercised as of June 30, 2006.

The Company has filed a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company was obligated to pay the holder of the Debentures certain liquidated damages since such registration statement was not filed by October 5, 2005 and was not declared effective by November 30, 2005. The Company has filed such registration statement and it became effective on January 26, 2006. In connection with the late effectiveness of the registration statement, the Company incurred liquidating damages of approximately $109,000, all of which was accrued as of June 30, 2006.

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


NOTE 6 - CONVERTIBLE DEBENTURES AND BRIDGE LOAN (CONTINUED)

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURES AND BRIDGE LOAN(CONTINUED)

2006 Convertible Debentures (Continued)
---------------------------

In April 2006, the Company issued to a group of investors $575,000 aggregate principal amount of its 9% Convertible Debentures and warrants to purchase 8,214,285 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as debentures and debenture warrants issued in March 2006.

In May 2006, the Company issued to a group of investors $200,000 aggregate principal amount of its 9% Convertible Debentures due on May 2, 2007 and warrants to purchase 4,285,714 shares of Common Stock at a per share exercise price of $.07 per share. In addition, the Company issued to such investors $40,000 aggregate principal amount of such 9% convertible debentures as a diligence fee and $200,000 aggregate principal amount of such 9% Convertible Debentures as a penalty for not filing its Annual Report on Form 10-KSB with the Securities and Exchange Commission ("SEC") on or prior to May 17, 2006. The terms of these securities are substantially the same as the New Debenture and New Debenture Warrants.

In May 2006 the Company issued to a group of investors $130,000 aggregate principal amount of its 9% Convertible Debentures due April 3, 2007 and warrants to purchase 1,875,140 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debentures and New Debenture Warrants. In June 2006, the Company issued to a group of investors $150,000 aggregate principal amount of its 9% Convertible Debentures due April 3, 2007 and Warrants to purchase 2,142,857 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debentures and the New Debenture Warrants.

During the second quarter of 2006, $30,000 of debentures issued in 2006 were converted into 2,126,498 shares of Common Stock. None of the New Warrants issued in 2006 were exercised as of June 30, 2006.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURES AND BRIDGE LOAN (CONTINUED)

2006 Convertible Debentures (Continued)
---------------------------

As a result of a floorless conversion option held by the holders of the Convertible Debentures, the derivatives embedded in the Convertible Debenture (the Conversion Option and Debenture Warrant) have been classified as derivative liabilities. The combined liabilities recorded in 2006 totaled $998,279. This amount was recorded as a debt discount and is being amortized over the term of the debentures.

The fair value of all of the Company's derivative obligations on June 30, 2006 totaled $4,300,018. The change in the fair value of the derivative liabilities during the six months ended June 30, 2006 was recorded as a gain on derivative obligations.

The net derivative gain for the six months ended June 30, 2006 is composed of the following:

Gain recorded on change in fair value of
                Warrants exercised and debentures converted
                  during the six months ended June 30, 2006              661,613
                Gain recorded on change in fair value of
                  outstanding derivatives                              6,383,982
                                                                      ----------

                Gain on Derivatives                                   $7,045,595
                                                                      ==========

Amortization of debt discount for the three and six months ended June 30, 2006 was $348,566 and $1,878,656 respectively.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - CONVERTIBLE DEBENTURES AND BRIDGE LOAN (CONTINUED)

Bridge Loan
-----------

Pursuant to a Bridge Loan Agreement dated as of June 27, 2006 between the Company and an investor, the Company borrowed an aggregate of $460,000. The Company issued to the investor a Note (the "Note") in the aggregate principal amount of $500,000 (an amount equal to approximately 108% of the purchase price of the Note) and warrants ("Note Warrants") to purchase 15,300,000 shares of Common Stock. The Company received net proceeds in such sale of $450,940, after the payment of offering related fees and expenses.

The Note does not bear interest but, as noted above, the face value of the Note at issuance was equal to approximately 108% of the purchase price thereof. The
Note is due and payable on October 27, 2006. From and after the date we amend our certificate of incorporation as described below, if an event of default under the Note occurs then the Note will be convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to 75% of the average of the 5 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. The Company may, at its option, prepay the Note at any time. The holder may accelerate the maturity date of the Note following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy and certain judgment defaults.

If the holders of Common Stock approve an amendment to the Company's certificate of incorporation to increase its authorized capital stock to an amount sufficient to permit the exercise of the Note Warrants, then each Note Warrant will be exercisable from the date the Company files such amendment with the Secretary of State of the State of Delaware until June 27, 2011. The Note Warrants are exercisable at $0.07 per share, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. The holders of Note Warrants are entitled to effect a cashless exercise of the Note Warrants in certain circumstances. The holders of Note Warrants have been granted registration rights for the shares they receive upon exercise of the Note Warrants.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

               NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - LOANS AND NOTES PAYABLE

During June 2001, Brilliant borrowed $260,000 from an individual and issued a promissory note, which is in default and provides for interest at the rate of 1% per month. This loan is still outstanding at June 30, 2006. Also on July 13, 2001, an officer of Brilliant advanced $10,000 pursuant to a promissory note, which is in default and provides for interest at the rate of 1% per month.

On November 27, 2001, Brilliant borrowed $10,000 from an individual and issued a promissory note which is in default and provides for interest at the rate of 1% per month.

During October 2002, Brilliant received an advance of $120,000 from an individual, payable on demand. The loan accrues interest at 10% per annum.

As of June 30, 2006, LTDN has loans outstanding payable to four unrelated parties which aggregate $472,494. These loans are all payable on demand and do not provide for interest.

As of June 30, 2006, LTDN had a loan payable to a related party of $211,027. This loan is payable on demand and provides for interest of 12% per annum.

As of June 30, 2006, Brilliant owed its CEO $403,116 related to advances and accrued salaries. These advances are payable on demand and do not provide for interest.

As of June 30, 2006, Brilliant has outstanding obligations payable to four related parties totaling $132,301. These loans are payable on demand and do not provide for interest.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 1,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

As described in Note 1, the Company has designated 950,000 shares of Series A Convertible Preferred Stock. In connection with the Merger between Brilliant and LTDN (Note 1), 193,336 shares of Series A Convertible Preferred Stock were issued to the stockholders of LTDN.

During December 2004, the Company issued 50,000 shares of Series A Preferred Stock in connection with acquisition of the stock of Alfa-Pro Products GmbH and certain assets.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

               NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock (Continued)
---------------

During February of 2005, the Company issued a former consultant 10,538 shares of Series A Convertible Preferred Stock as part of the consideration in the settlement of accrued consulting fees (Note 9).

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

In September 2005 the Company issued to certain affiliates of its chief executive officer 28,205 shares of the Company's Series A Convertible Preferred Stock upon the exercise of warrants to purchase shares of Series A Preferred StockPreferred Stock warrants at an aggregate exercise price of $460,653 The exercise price of $460,653 was satisfied by a reduction of the debt due to the executive officer.

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved an amendment to the certificate of incorporation of the Company whereby the number of shares of Common Stock authorized for issuance by the Company was increased from 100,000,000 shares to 800,000,000 shares. Accordingly, as a result of this stockholder approval, 293,406 shares Series A Preferred Stock automatically converted into 117,731,600 shares of Common Stock.

Common Stock Issuances for 2006
-------------------------------

During the period from January 1, 2006 through March 31, 2006, various holders of Warrants exercised warrants and purchased 9,161,802 shares of Common Stock resulting in proceeds of $368,510.

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

On January 26, 2006, the Company issued 21,795,061 shares of Common Stock in connection with the settlement of claims made by certain former stockholders of LTDN. These stockholders claimed that they were entitled to receive more shares of Common Stock in connection with the merger with Brilliant. At December 31, 2005, the Company recorded a liability of $2,200,000 related to the settlement of these claims.

In connection with a Support Agreement entered into on November 17, 2005 between the Company and one of its stockholders, Aperchance Ltd. ("Aperchance"), in consideration of inducing Aperchance to exercise their Warrants to purchase 4,841,200 shares of Common Stock, the Company provided Aperchance with certain price protection on shares of Common Stock held by Aperchance. The price protection guarantee took effect during February of 2006. As a result of a stock price decline in 2006, the Company was required to issue an additional 5,630,075 shares of Common Stock to Aperchance.

During the quarter ended March 31, 2006, $1,303,185 principal amount and related interest of Convertible Debentures were converted and 28,268,178 shares of Common Stock were issued pursuant to these conversions.

During the quarter ended June 30, 2006, the Company issued 3,700,000 of shares of Common Stock for services valued at $73,677.

During the quarter ended June 30, 2006, $1,099,480 principal amount of Convertible Debentures and related accrued interest were converted and 72,894,981 shares of Common Stock were issued pursuant to these conversions.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Warrants
--------

At June 30, 2006, there were outstanding warrants to purchase 1,000,000 shares of Common Stock at $0.165 per share (the "Old Warrants"), there were outstanding Warrants issued to the LTDN shareholders (the "LTDN Warrants") to purchase 157,619,355 shares of Common Stock at an exercise price of $0.04 per share and there were outstanding Debenture Warrants to purchase 44,928,570 shares of Common Stock at an exercise price of $0.10 per share and there were outstanding Debenture warrants to purchase 38,926,492 shares of Common Stock at an exercise price of $0.07 per share. Each Old Warrant is exercisable until December 19, 2008. Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement registering the shares of Common Stock issuable upon exercise of the Debenture Warrants and Debenture warrants.

During the six months ended June 30, 2006, various holders of LTDN warrants exercised warrants and purchased 9,161,802 shares of Company's Common Stock resulting in proceeds of $368,510.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

        Options to purchase Common Stock                    1,712,777
        Convertible Debentures                            160,141,436
        Warrants to purchase Common Stock                 240,347,919
                                                         -------------
        Total as June 30, 2006                            402,202,132
                                                         =============

       Substantial issuances after June 30, 2006:


       New Bridge Loan Warrants                            15,310,000

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND OTHER MATTERS

Compensation Agreement
----------------------

Pursuant to a 2005 compensation arrangement, the Company's Chief Executive officer is being paid a salary of $275,000 per annum plus an expense allowance of approximately $7,600 per month. Accrued amounts under this agreement total $549,350 as of June 30, 2006.

Royalty Agreement
-----------------

In May 2006, the Company signed an agreement with EMI Music Publishing ("EMI") whereby EMI has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make two non-refundable, recoupable prepayments to EMI in the amount of $75,000 and $250,000 for a total of $325,000. These payments shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $162,500 with remaining payment of $162,500 to be paid to EMI at least 14 days prior to the commercial launch of the service. As of June 30, 2006, the Company has paid EMI $37,500 under the agreement and is currently shown as other assets in the balance sheet as of June 30, 2006. As of August 15, 2006, the Company has paid EMI an additional $130,000.

Consulting Agreement
--------------------

The Company has a one-year consulting agreement with a stockholder which provides for monthly payments of approximately $12,000.

Russian Contracts For Research And Development
----------------------------------------------

Brilliant is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by Brilliant from Nurescell for a total price of $985,000. Through June 30, 2006, the Company paid $100,000 under this agreement. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Russian Contracts For Research And Development (Continued)
----------------------------------------------

Brilliant is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. The work under the contracts has not been completed as of June 30, 2006 and at this time the completion date can not be determined as a continued result of limited funding.

Acquisition Of In-Process Technologies
--------------------------------------

In connection with an oral agreement, Brilliant has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of Briliant has indicated that this transaction is expected to close during 2006 although there is no assurance it will be consummated. As of June 30, 2006, LTDN has paid $352,089 to the German bank as part of this oral agreement.

Legal Disputes
--------------

During the quarter ended June 30, 2003, Brilliant was notified that Dr. Jurgen Lempert intended to commence legal proceedings against Brilliant relating to his termination as Chief Executive Officer of Brilliant Nuklear. A German court ruled that Dr. Lempert is entitled to collect $69,629. As of June 30, 2006, the Company has accrued such amounts.

A noteholder has threatened to sue Brilliant for repayment of an outstanding note. To date, Brilliant has not been served with a lawsuit. In the event the noteholder does sue Brilliant, BrilliantI believes it has sufficient defenses for nonpayment of the note and intends to vigorously defend itself against such claims.

James Cassidy and TPG Capital have filed for arbitration against Brilliant regarding a purported reset provision in an agreement entered into during 1999. TPG believes it is entitled to receive an additional 1,465,671 shares of Common Stock under an agreement previously executed between the parties. Should litigation arise, the Company believes that it has sufficient defenses and intends to vigorously defend itself against such claims.

Dr. Alexander Kaul, former Chairman of the Supervisory Board of Brilliant Nuklear, initiated legal proceedings against Brilliant for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect approximately $67,808. As of June 30, 2006, the Company has accrued such amounts.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Legal Disputes (Continued)
--------------

Peter Goerke, a former Vice President of Brilliant, initiated legal proceedings against Brilliant for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect approximately $197,486. At June 30, 2006, Brilliant has accrued such amount. Mr. Goerke has filed for a lien against certain assets of Cetoni Umwelttechnologie Entwicklungs Gmbh ("Cetoni"), one of Brilliant's wholly owned subsidiaries.

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of June 30, 2006, LTDN accrued $100,000 related to this judgment.

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

The Company has been late in two of its periodic filings with the SEC during 2006. Accordingly, the Company may be ineligible for quotation by an NASD member if it is delinquent one more time in its periodic filings with the SEC during the applicable 24-month period.

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

Segment results for the three and six months ended June 30, 2006 and 2005 are as follows:

2006:
---------------------
                           U.S.A.        Australia        Germany       Eliminations     Consolidated
                        ------------    -----------      ----------     ------------     ------------
Net Loss                $ 4,220,652     $(3,583,796)     $       --     $         --     $   (636,856)
                        ===========     ===========      ==========     ============     ============
Depreciation and
  amortization          $        --     $    15,600      $       --     $         --     $     15,600
                        ===========     ===========      ==========     ============     ============

Identifiable Assets     $   138,851     $ 1,073,956      $       --     $         --     $  1,212,807
                        ===========     ===========      ==========     ============     ============

2005:
---------------------
Net Loss                $ 4,357,084     $(1,584,571)     $  (23,146)    $         --     $  2,749,367
                        ===========     ===========      ==========     ============     ============
Depreciation and
  amortization          $        --     $    16,687      $   13,786     $         --     $     30,473
                        ===========     ===========      ==========     ============     ============
Identifiable Assets     $   229,641     $ 1,109,369      $  157,983     $         --     $  1,496,993
                        ===========     ===========      ==========     ============     ============

Segment results for the three months ended June 30, 2006 and 2005 are as follows:

2006:
---------------------
                           U.S.A.        Australia        Germany       Eliminations     Consolidated
                        ------------    -----------      ----------     ------------     ------------

Net Loss                $(1,815,317)    $(3,359,315)     $       --     $         --     $ (5,174,632)
                        ===========     ===========      ==========     ============     ============
Depreciation and
  amortization          $        --     $        --      $       --     $         --     $         --
                        ===========     ===========      ==========     ============     ============

2005:
---------------------
Net Loss                $ 4,797,104     $  (888,032)     $ (113,284)    $         --     $  3,795,788
                        ===========     ===========      ==========     ============     ============
Depreciation and
  amortization          $        --     $     8,528      $    6,893     $         --     $     15,421
                        ===========     ===========      ==========     ============     ============

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)


NOTE 11 - SUBSEQUENT EVENTS

Conversion of Convertible Debentures
------------------------------------

During the period from July 1, 2006 through August 2, 2006, $92,500 principal amount of Convertible Debentures including related accrued interest were converted and 6,347,923 number of shares of Common Stock were issued pursuant to these conversions.

Debt Issued - July
------------------

In July 2006, the Company borrowed an aggregate amount of $500,000. The Company issued to a group of investors notes in the aggregate principal amount of $540,000 (an amount equal to approximately 108% of the purchase price of the notes and warrants to purchase 15,310,000 shares of common stock. The Company received net proceeds in such sale of $494,970, after the payment of offering related fees and expenses. The terms of the Notes are substantially the same as the Bridge Loan issued in June.

ITEM 2 - PLAN OF OPERATION

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

Also, we have launched our intelliPrice product developed by LTDN. We need to raise additional funds in order to put us in a position to successfully market and distribute such product. We also believe that our Qtrax service is ready for commercialization. On May 31, 2006, we entered into a contract with EMI Music for the licensing of music owned by EMI Music to be used in the QTrax service. We are currently in negotiations with other music companies for similar licenses, however, no assurances can be given that we will be able to obtain any such licenses. Subject to the execution of such licenses with record companies owning the rights to enough music recordings to make the QTrax service viable, the Qtrax service is expected to enter a test phase later this year.

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

Between March 1, 2005 and August 11, 2006, we have raised from various financing sources approximately $4,505,000 through the issuance of our 9% Convertible Debentures and warrants to purchase shares of our common stock. We have also issued an additional (i) $45,000 aggregate principal amount of such 9% Convertible Debentures and warrants to certain holders of such 9% Convertible Debentures in consideration for such holders agreeing to certain amendments with respect to the terms of such 9% Convertible Debentures, (ii) $40,000 aggregate principal amount of such 9% Convertible Debentures as a diligence fee to two investors and (iii) $200,000 aggregate principal amount of such 9% Convertible Debentures as a penalty for not filing our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 with the Securities and Exchange Commission on or prior to May 17, 2006. In addition, we have raised from three financing sources $960,000 in bridge loan financing.

Debentures due August 20, 2006
------------------------------

An aggregate of $3,145,000 of such 9% Convertible Debentures are due and payable on August 20, 2006 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. As of August 2, 2006, an aggregate of $2,402,500 of such 9% Convertible Debentures had been converted into shares of our common stock. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion (in lieu of such restriction, an aggregate of $300,000 of such 9% Convertible Debentures provided that the holder thereof shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion). If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

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

Debentures due March 24, 2007
-----------------------------

An aggregate of $350,000 of such 9% Convertible Debentures are due and payable on March 24, 2007 and bear interest at 9% per annum on a simple non-compounded basis. In addition, a certain investor has agreed to purchase (i) an aggregate of $250,000 principal amount of such 9% Convertible Debentures at least three days prior to the filing of the registration statement registering such 9% Convertible Debentures, and (ii) an aggregate of $600,000 principal amount of such 9% Convertible Debentures at least three days prior to the effective date of such registration statement. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. As of August 11, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion. If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

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

Debentures due April 3, 2007
----------------------------

An aggregate of $855,000 of such 9% Convertible Debentures are due and payable on April 3, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. As of August 11, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock.

Debentures due May 2, 2007
--------------------------

An aggregate of $440,000 of such 9% Convertible Debentures are due and payable on May 2, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. As of August 11, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock.

Bridge Loan Financing
---------------------

We have borrowed an aggregate of $960,000 from three investors. In connection with such financing, we issued Notes in the aggregate principal amount of $1,040,000 (an amount equal to approximately 108% of the purchase price of such Note) and warrants to purchase 30,600,000 shares of our common stock.

Such Notes do not bear interest but, as noted above, the face value of such Notes at issuance was equal to approximately 108% of the purchase price thereof. Such Notes are due and payable on October 27, 2006 or November 6, 2006, as the case may be. From and after the date we amend our certificate of incorporation as described below, if an event of default under such Notes occurs then such Notes will be convertible, at the holder's option, into shares of our common stock at a conversion rate equal to 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. We may, at our option, prepay such Notes at any time. The holders of such Notes may accelerate the maturity date of such Notes following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy and certain judgment defaults.

If the holders of our common stock approve an amendment to our certificate of incorporation to increase our authorized capital stock to an amount sufficient to permit the exercise of such warrants, then each such warrant will be exercisable from the date we file such amendment with the Secretary of State of the State of Delaware until June 27, 2011. Such warrants are exercisable at $0.07 per share, such exercise price subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of our common stock and spin-offs. The holders of such warrants are entitled to effect a cashless exercise of such warrants in certain circumstances.

ITEM 3 - CONTROLS AND PROCEDURES.

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

In connection with the audit of our financial statements for the year ended December 31, 2005, our auditors identified the following material weaknesses (and such weaknesses continued during the quarter ended June 30, 2006):

the lack of segregation of duties in the process of cash receipts and disbursements; the lack of a timely closing of our books and records and preparation of our financial statements; the lack of controls with respect to the documentation and accounting for the issuance of our equity securities; and inadequate accounting resources to account for and analyze technical accounting issues, including, without limitation, accounting for derivative obligations.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various matters of litigation during our normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not purchased any of our equity securities during the quarter ended June 30, 2006. Except as described below, all unregistered sales of our equity securities during the quarter ended June 30, 2006 have previously been reported on Current Reports on Form 8-K.

On June 19, 2006 the Company issued 920,981 shares of Common Stock upon the conversion of $11,900 principal amount of its 9% convertible debentures. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

On June 30, 2006 the Company issued 27,040,284 shares of Common Stock upon the conversion of $352,500 principal amount of its 9% convertible debentures. Such issuance was effected pursuant to Section 4(2) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

A noteholder has threatened to sue us for repayment of an outstanding note. To date, we have not been served with a lawsuit. In the event such noteholder does sue us, we believe that we have sufficient defenses and intend to vigorously defend ourselves against such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2006.

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

Exhibit 4.13 Form of 9% Convertible Debenture issued to Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.14 Form of Warrant issued to Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.15 Registration Rights Agreement dated as of April 18, 2005 between the Registrant and Platinum Partners Value Arbitrage Fund, L.P.(3)

Exhibit 4.16 Securities Purchase Agreement dated as of April 18, 2005 between the Registrant and JM Investors, Inc.(3)

Exhibit 4.17      Form of 9% Convertible Debenture issued to JM Investors, Inc.
                  (3)

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

Exhibit 4.26 Securities Purchase Agreement dated as of August 26, 2005 between the Registrant and Harborview Master Fund L.P.(5)

Exhibit 4.27 Form of 9% Convertible Debenture issued to Harborview Master Fund L.P. (5)

Exhibit 4.28      Form of Warrant issued to Harborview Master Fund L.P.(5)

Exhibit 4.29 Registration Rights Agreement dated as of August 26, 2005 between the Registrant and Harborview Master Fund L.P. (5)

Exhibit 4.30 Securities Purchase Agreement dated as of September 12, 2005 between the Registrant and Silverlake Holdings, Inc.(5)

Exhibit 4.31 Form of 9% Convertible Debenture issued to Silverlake Holdings, Inc. (5)

Exhibit 4.32      Form of Warrant issued to Silverlake Holdings. Inc. (5)

Exhibit 4.33 Registration Rights Agreement dated as of September 12, 2005 between the Registrant and Silverlake Holdings, Inc. (5)

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

Exhibit 4.82 Form of Bridge Loan Agreement between the Registrant and Double U Master Fund, L.P., Platinum Partners Long Term Growth IV, LLC and J & N Investments LLC, respectively.(15)

Exhibit 4.83 Form of Note issued to Double U Master Fund, L.P., Platinum Partners Long Term Growth IV, LLC and J & N Investments LLC, respectively.(15)

Exhibit 4.84 Form of Warrant issued to Double U Master Fund, L.P., Platinum Partners Long Term Growth IV, LLC and J & N Investments LLC, respectively.(15)

Exhibit 21        List of Subsidiaries. (13)

Exhibit 31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2004
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 17, 2004
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on June 10, 2005.
(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2005
(5) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 2005
(6) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2006
(7) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 10, 2006
(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006
(9) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2006
(10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 1, 2006
(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006
(12) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2006
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on May 26, 2006
(14) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2006
(15) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2006

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BRILLIANT TECHNOLOGIES CORPORATION

Dated:  August 21, 2006                  By: /s/  Allan Klepfisz
                                             ----------------------------------
                                             Allan Klepfisz
                                             Chief Executive Officer, President
                                             and Acting Chief Financial Officer