Form 10QSB
period 2006-09-30
Brilliant Technologies, CORP
filed 2006-11-20
CIK 1054825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2006

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

                                  212-532-2736
                           (Issuer's telephone number)

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

The number of outstanding shares of the issuer's only class of common stock as of November 10, 2006 was 610,547,294.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes [ ] No [X]



                                      BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                 (A Development Stage Company)

                                                      INDEX TO FORM 10-QSB
                                                       September 30, 2006

                                                                                                        Page Nos
                                                                                                        --------
PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet (Unaudited)
     At September 30, 2006                                                                                 F-2

Condensed Consolidated Statements of Operations (Unaudited)
     For the Three and Nine Months Ended September 30, 2006 and 2005 and for the Period
     from Inception (October 31, 1999) to September 30, 2006                                               F-3

Condensed Consolidated Statements of Stockholders' (Deficiency) (Unaudited)
     For the Nine Months Ended September 30, 2006                                                       F-4 - F-5

Condensed Consolidated Statements of Cash Flows (Unaudited)
     For the Nine Months Ended September 30, 2006 and 2005 and for the Period from
     Inception (October 31, 1999) to September 30, 2006                                                 F-6 - F-7

Notes to the Condensed Consolidated Financial Statements (unaudited)                                    F-8 - F-33

ITEM 2 - PLAN OF OPERATION                                                                                  34

ITEM 3 - CONTROLS AND PROCEDURES                                                                            37

PART II - OTHER INFORMATION                                                                                 37

ITEM 1 - LEGAL PROCEEDINGS                                                                                  37

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                        37

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                                    37

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                38

ITEM 5 - OTHER INFORMATION                                                                                  38

ITEM 6 - EXHIBITS                                                                                           38







                BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                           (A Development Stage Company)

                        CONDENSED CONSOLIDATED BALANCE SHEET
                               At September 30, 2006
                                    (Unaudited)

                                       ASSETS
                                       ------

Current Assets:
     Cash and cash equivalents                                        $     97,394
     Prepaid expenses and other current assets                             291,808
                                                                      ------------
         Total Current Assets                                              389,202


Property and equipment, net                                                 26,075

Deferred financing costs, net                                               14,657

Capitalized software                                                       804,875

Other assets                                                                13,204
                                                                      ------------

         TOTAL ASSETS                                                 $  1,248,013
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

CURRENT LIABILITIES:
  Notes payable                                                       $    866,522
  Convertible debentures, net of debt discount of $462,847               1,755,034
  Loans payable                                                           1,350,000
  Accrued liabilities, including $535,417 due to related parties         6,617,743
  Due to related parties                                                   980,012
  Derivative liabilities for conversion options and warrants             2,808,284
                                                                      ------------
         TOTAL LIABILITIES                                              14,377,595


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock - $.001 par value; 1,000,000 shares authorized;
     -0- shares issued and outstanding                                          --
   Common stock - $.0001 par value; 800,000,000 shares authorized;
     579,596,519 shares issued and outstanding                              57,959
   Additional paid-in capital                                           30,768,257
   Unearned compensation                                                  (473,664)
   Stock subscription receivable                                        (1,478,932)
   Accumulated other comprehensive income                                  327,128
   Deficit accumulated during the development stage                    (42,330,330)
                                                                      ------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                (13,129,582)
                                                                      ============

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $  1,248,013
                                                                      ============


             See notes to condensed consolidated financial statements.

                                        F-2






                                        BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                                                   (A Development Stage Company)

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                                                    For the Period
                                                For the Three Months Ended         For the Nine Months Ended        From Inception
                                                      September 30,                        September 30,           (October 1, 1998)
                                              -------------------------------     -------------------------------    To September
                                                 2006              2005              2006              2005            30, 2006
                                             -------------     -------------     -------------     -------------     -------------
                                                                 (Restated)                          (Restated)

REVENUE                                      $          --     $          --     $          --     $          --     $       9,862
                                             -------------     -------------     -------------     -------------     -------------


OPERATING COSTS:
  Research and development                          10,968             3,814           561,983           630,345         2,733,360
  In-process research and development                   --                --                --                --        23,224,695
  Consulting fees                                  587,476            40,200         1,328,172           169,749         9,402,134
  General and administrative, including
   compensatory element of stock issuances
   of $1,347,000, $422,990, $2,976,736 $950,633
   for the three and nine months ended
   September 30, 2006 and 2005,
   respectively, and $10,887,470 for the
   period from inception (October 31,
   1999) through September 30, 2006              2,109,898           930,362         4,383,006         2,364,781        13,885,394

  Depreciation and amortization                      8,022            15,080            23,622            45,553           365,795

  Settlement provision                                  --                --                --                --         2,200,000
                                             -------------     -------------     -------------     -------------     -------------

TOTAL OPERATING COSTS                            2,716,364           989,456         6,296,783         3,210,428        51,811,378
                                             -------------     -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                            (2,716,364)         (989,456)       (6,296,783)       (3,210,428)      (51,801,516)

Derivatives (gains)/losses, net                 (1,606,525)       (6,166,251)       (8,652,120)      (10,230,809)      (19,492,460)

Interest and amortization of debt
   issuance costs, including stock
   issuances of $1,160,400, $ -0-,
   $2,606,834, and $-0- for the three
   and nine months ended September
   30, 2006 and 2005                             3,649,248           609,378         7,773,930           923,054         9,948,329

Other (income) expenses                             (8,334)          (15,493)          (30,984)           (8,555)           72,945
                                             -------------     -------------     -------------     -------------     -------------

NET INCOME (LOSS)                            $  (4,750,753)    $   4,582,910     $  (5,387,609)    $   6,105,882     $ (42,330,330)
                                             =============     =============     =============     =============     =============

Basic- net income
(loss) per common share                      $       (0.01)    $         .02     $       (0.01)    $         .03
                                             =============     =============     =============     =============
Diluted-net income
(loss) per common share                      $       (0.01)    $       (0.01)    $       (0.01)    $       (0.02)
                                             =============     =============     =============     =============

Weighted average number of shares
  Outstanding - Basic                          503,005,730       197,115,864       383,893,076       189,735,453
                                             =============     =============     =============     =============

 Weighted average number of shares
  Outstanding - Diluted                        503,005,730       197,115,864       383,893,076       189,735,453
                                             =============     =============     =============     =============


                                     See notes to condensed consolidated financial statements.

                                                                F-3






                   BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                              (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       (UNAUDITED)
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006




                                                           ADDITIONAL
                                                            PAID-IN         UNEARNED
                             SHARES          AMOUNT         CAPITAL       COMPENSATION
                          ------------    ------------    ------------    ------------

BALANCE AT
   JANUARY 1, 2006         231,484,424    $     23,147    $ 16,065,823    $         --

ISSUANCE OF STOCK
  FOR CONSULTING FEES        1,894,737             189         208,232        (208,421)
ISSUANCE OF STOCK
  FOR CONSULTING FEES        3,315,789             332         364,405        (364,737)
ISSUANCE OF STOCK
  FOR CONSULTING FEES        3,789,474             379         416,463        (416,842)
ISSUANCE OF STOCK FOR
  CONSULTING FEES              571,800              57          62,841              --
ISSUANCE OF STOCK IN
  FINANCING SERVICES           750,000              75          82,425              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES               50,000               5           5,495              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES               50,000               5           5,495              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES               50,000               5           5,495              --
ISSUANCE OF STOCK IN
  FINANCING SERVICES           750,000              75          49,925              --
ISSUANCE OF STOCK IN
  FINANCING SERVICES           500,000              50          54,950              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES            3,000,000             300         329,700              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES            1,500,000             150         164,850              --
ISSUANCE OF STOCK IN
  FINANCING SERVICES         4,500,000             450         494,550              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES            3,000,000             300         329,700              --
ISSUANCE OF STOCK IN
  FINANCING SERVICES         1,736,000             174         190,786              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES            7,183,333             718         286,607        (287,325)
ISSUANCE OF SHARES IN
  SETTLEMENT OF CLAIMS      21,795,061           2,180       2,197,820              --
ISSUANCE OF SHARES FOR
  CONVERSION OF
  DEBENTURES AND
  ACCRUED INTEREST          28,268,178           2,827       1,300,358              --
ISSUANCE OF SHARE FOR
  THE EXERCISE OF
  WARRANTS                   9,161,802             916         367,594              --
ISSUANCE OF SHARES FOR
  FINANCING TRANSACTION      5,630,075             563         618,745              --
RECLASSIFICATION OF
  DEBENTURES OPTIONS
  AND EXERCISE OF
  WARRANTS FROM
  DERIVATIVE LIABILITIES            --              --         872,782              --
ISSUANCE OF SHARES FOR
   CONVERSION OF
   DEBENTURES AND ACCRUED
   INTEREST                 72,894,981           7,289       1,092,191              --
ISSUANCE OF STOCK FOR
   CONSULTING FEES           3,700,000             370          73,307              --



                SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                           F-4a
(continued on next page)



(concluded from above
                            BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                                       (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                (UNAUDITED)
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006


                                             ACCUMULATED      DEFICIT
                                                OTHER       ACCUMULATED
                              STOCK         COMPREHENSIVE    DURING THE         TOTAL        COMPREHENSIVE
                           SUBSCRIPTION        INCOME       DEVELOPMENT      STOCKHOLDERS'       INCOME
                           RECEIVABLES         (LOSS)          STAGE          DEFICIENCY         (LOSS)
                           ------------     ------------    ------------    -------------     ------------

BALANCE AT
   JANUARY 1, 2006         $         --     $    273,226    $(36,942,721)   $ (20,580,525)    $         --

ISSUANCE OF STOCK
  FOR CONSULTING FEES                --               --              --               --               --
ISSUANCE OF STOCK
  FOR CONSULTING FEES                --               --              --               --               --
ISSUANCE OF STOCK
  FOR CONSULTING FEES                --               --              --               --               --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                    --               --              --           62,898               --
ISSUANCE OF STOCK IN
  FINANCING SERVICES                 --               --              --           82,500               --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                    --               --              --            5,500               --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                    --               --              --            5,500               --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                    --               --              --            5,500               --
ISSUANCE OF STOCK IN
  FINANCING SERVICES                 --               --              --           50,000               --
ISSUANCE OF STOCK IN
  FINANCING SERVICES                 --               --              --           55,000               --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                    --               --              --          330,000               --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                    --               --              --          165,000               --
ISSUANCE OF STOCK IN
  FINANCING SERVICES                 --               --              --          495,000               --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                    --               --              --          330,000               --
ISSUANCE OF STOCK IN
  FINANCING SERVICES                 --               --              --          190,960               --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                    --               --              --               --               --
ISSUANCE OF SHARES IN
  SETTLEMENT OF CLAIMS               --               --              --        2,200,000               --
ISSUANCE OF SHARES FOR
  CONVERSION OF
  DEBENTURES AND
  ACCRUED INTEREST                   --               --              --        1,303,185               --
ISSUANCE OF SHARE FOR
  THE EXERCISE OF
  WARRANTS                           --               --              --          368,510               --
ISSUANCE OF SHARES FOR
  FINANCING TRANSACTION              --               --              --          619,308               --
RECLASSIFICATION OF
  DEBENTURES OPTIONS
  AND EXERCISE OF
  WARRANTS FROM
  DERIVATIVE LIABILITIES             --               --              --          872,782               --
ISSUANCE OF SHARES FOR
   CONVERSION OF
   DEBENTURES AND ACCRUED
   INTEREST                          --               --              --        1,099,480               --
ISSUANCE OF STOCK FOR
   CONSULTING FEES                   --               --              --           73,677               --



                         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                    F-4b


                    BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                               (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                    (UNAUDITED) FOR THE
                           NINE MONTHS ENDED SEPTEMBER 30, 2006


                                                              ADDITIONAL
                                                               PAID-IN         UNEARNED
                                SHARES          AMOUNT         CAPITAL       COMPENSATION
                             ------------    ------------    ------------    ------------
(continued)
ISSUANCE OF SHARES FOR
  CONVERSION OF DEBENTURES
  AND ACCRUED INTEREST         29,984,095           2,998         417,002              --

WARRANT EXERCISES              49,734,675           4,973       1,984,414              --
ISSUANCE OF STOCK FOR
  FINANCING SERVICES           24,000,000           2,400         717,600              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES              19,000,000           1,900         568,100              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                 300,000              30           5,970              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES               1,300,000             130          25,870              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES              18,600,000           1,860         370,140              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES               1,800,000             180          35,820              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES               2,000,000             200          59,800              --
ISSUANCE OF STOCK FOR
  CONSULTING FEES               2,500,000             250          74,750              --
ISSUANCE OF STOCK IN
  FINANCING SERVICES              600,000              60          17,940              --
ISSUANCE OF STOCK IN
  FINANCING SERVICES            4,000,000             400         119,600              --
ISSUANCE OF STOCK IN
  FINANCING SERVICES           10,000,000           1,000         299,000              --
ISSUANCE OF STOCK FOR
  CASH                         10,000,000           1,000         309,000              --
ISSUANCE OF STOCK FOR
  FINANCING SERVICES              202,195              20           6,046              --
RECLASSIFICATION OF
  DEBENTURES OPTIONS
  AND EXERCISE OF
  WARRANTS FROM
  DERIVATIVE LIABILITIES               --              --         116,667              --
AMORTIZATION OF
  UNEARNED COMPENSATION                --              --         803,661              --

COMPREHENSIVE INCOME:                  --              --              --              --

NET LOSS                               --              --              --              --
FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT               --              --              --              --
                             ------------    ------------    ------------    ------------
BALANCE AT
  SEPTEMBER 30, 2006          579,596,619    $     57,959    $ 30,768,257    $   (473,664)
                             ============    ============    ============    ============



                                      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 F-5a
(continued on next page)



(concluded from above page)

                           BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                                      (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                           (UNAUDITED) FOR THE
                                   NINE MONTHS ENDED SEPTEMBER 30, 2006


                                              ACCUMULATED      DEFICIT
                                                  OTHER       ACCUMULATED
                                 STOCK        COMPREHENSIVE    DURING THE       TOTAL       COMPREHENSIVE
                             SUBSCRIPTION        INCOME       DEVELOPMENT    STOCKHOLDERS'     INCOME
                              RECEIVABLE         (LOSS)          STAGE        DEFICIENCY       (LOSS)
                             -------------    ------------    ------------   ------------   ------------
(continued)
ISSUANCE OF SHARES FOR
  CONVERSION OF DEBENTURES
  AND ACCRUED INTEREST                 --               --              --         420,000            --

WARRANT EXERCISES              (1,478,952)              --              --         510,455            --
ISSUANCE OF STOCK FOR
  FINANCING SERVICES                   --               --              --         720,000            --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                      --               --              --         570,000            --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                      --               --              --           6,000            --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                      --               --              --          26,000            --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                      --               --              --         372,000            --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                      --               --              --          36,000            --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                      --               --              --          60,000            --
ISSUANCE OF STOCK FOR
  CONSULTING FEES                      --               --              --          75,000            --
ISSUANCE OF STOCK IN
  FINANCING SERVICES                   --               --              --          18,000            --
ISSUANCE OF STOCK IN
  FINANCING SERVICES                   --               --              --         120,000            --
ISSUANCE OF STOCK IN
  FINANCING SERVICES                   --               --              --         300,000            --
ISSUANCE OF STOCK FOR
  CASH                                 --               --              --         310,000            --
ISSUANCE OF STOCK FOR
  FINANCING SERVICES                   --               --              --           6,066            --
RECLASSIFICATION OF
  DEBENTURES OPTIONS
  AND EXERCISE OF
  WARRANTS FROM
  DERIVATIVE LIABILITIES               --               --              --         116,667            --
AMORTIZATION OF
  UNEARNED COMPENSATION                --               --              --         803,661            --

COMPREHENSIVE INCOME:                  --               --              --              --            --

NET LOSS                               --               --      (5,387,609)     (5,387,609)   (5,387,609)
FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT               --           53,902              --         53,902         53,902
                            -------------     ------------    ------------   ------------   ------------
BALANCE AT
  SEPTEMBER 30, 2006        $  (1,478,952)    $    327,128    $(42,330,330)  $(13,129,582)  $ (5,333,707)
                            =============     ============    ============   ============   ============


                        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                   F-5b


                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                                    (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                                       For the Period
                                                                                       From Inception
                                                           For the Nine Months Ended  (October 1, 1999)
                                                                  September 30,       Through September
                                                             2006            2005         30, 2006
                                                          ------------   ------------   ------------
                                                                          (Restated)
                                                          ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                      $ (5,387,609)  $  6,105,882   $(42,330,330)
   Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
      Acquired in process technology                                --             --     23,224,695
      Gain on derivative liabilities                        (8,652,120)   (10,230,809)   (19,492,460)
      Stock-based compensation                               5,583,570        950,633     12,168,867
      Accrued settlement provision                                  --             --      2,200,000
      Depreciation and amortization                             23,622         45,553        348,364
      Loss on sale of investment                                    --         88,927         88,927
      Non-cash charges for consulting services                      --             --        470,000
      Amortization of deferred financing costs                 282,233         51,834        408,525
      Write-off of fixed assets                                     --             --         11,068
      Debt discount amortization                             2,957,740        531,693      4,071,768
  Changes in Operating Assets and Liabilities:
      Prepaid expenses and other current assets               (263,345)        68,503       (322,981)
           Accrued liabilities                               1,180,051        592,282      3,758,520
                                                          ------------   ------------   ------------
    Net cash used in investing activities                   (4,297,858)    (1,795,502)   (15,395,027)
                                                          ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of ATI stock prior to merger               --             --        460,000
      Capitalized software costs                                    --       (344,912)      (804,875)
      Advances to ATI prior to merger                               --             --     (2,443,619)
      Proceeds of sale of investments                               --         21,019         21,019
      Capital expenditures                                      (9,545)            --       (327,012)
                                                          ------------   ------------   ------------
    Net cash used in investing activities                       (9,545)      (323,893)    (3,094,487)
                                                          ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                   310,000        129,565     10,296,633
      Capitalized financing costs                             (132,260)      (294,072)      (423,182)
      Exercise of warrants                                     877,689             --        877,689
      Proceeds from loans                                    3,112,250      2,025,000      6,699,153
      Repayment of loans                                            --             --        (78,954)
      Due from (to) related parties, net                       192,837        275,281      1,215,569
                                                          ------------   ------------   ------------
    Net Cash Provided by financing activities                4,360,516      2,135,774     18,586,908
                                                          ------------   ------------   ------------

Increase in Cash                                                53,113         16,379         97,394
                                                          ------------   ------------   ------------
Cash - Beginning of Period                                      44,281         49,862             --
                                                          ============   ============   ============
Cash - End of Period                                      $     97,394   $     66,241   $     97,394
                                                          ============   ============   ============
Interest paid                                             $         --   $         --   $         --
                                                          ============   ============   ============
Income taxes paid                                         $         --   $         --   $         --
                                                          ============   ============   ============


                                                 F-6






                       BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                (FORMERLY ADVANCED TECHNOLOGY INDUSTRIES, INC. AND SUBSIDIARIES)
                                  (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                           (CONTINUED)


                                                                                   For the Period
                                                                                   From Inception
                                                       For the Nine Months Ended  (October 1, 1999)
                                                              September 30,      Through September
                                                           2006         2005         30, 2006
                                                       ------------  ------------  ------------
                                                                      (Restated)
                                                       -----------------------------------------

Non-Cash investing and Financing Transactions:

    Conversion of debt and related interest            $  3,172,665  $    138,000  $  3,535,489
                                                       ============  ============  ============
    Exercise of warrants satisfied
      by reduction in related  party payables          $         --  $    460,653  $    460,653
                                                       ============  ============  ============
    Conversion of advances to affiliate                $         --  $         --  $  1,055,000
                                                       ============  ============  ============
    Conversion of accrued liabilities                  $         --  $  1,024,276  $  1,024,276
                                                       ============  ============  ============
    Reclassification of derivative liability           $    989,449  $         --  $ 21,037,534
                                                       ============  ============  ============
    Offering costs satisfied by transfer of ATI Stock  $         --  $         --  $   (125,000)
                                                       ============  ============  ============
    Shares issued for accrued settlement               $  2,200,000  $         --  $  2,200,000
                                                       ============  ============  ============


                    See notes to condensed consolidated financial statements

                                               F-7

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine month period ended September 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Going Concern and Management's Plan
-----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2006. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of September 30, 2006, the Company had an accumulated deficit since inception of $42,330,330 and a working capital deficiency and stockholder's deficiency of $(13,988,393) and $(13,129,582), respectively.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2006. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. Between March 1, 2005 and December 11, 2005, the Company raised from various financing sources approximately $4,505,000 through the issuance of convertible debt securities and warrants to purchase shares of Common Stock. In addition, during the nine months ended September 30, 2006, the Company raised from various financing sources $1,350,000 in bridge loan financing (see Note 6).

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - RESTATMENT

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company discovered that during the quarter ended September 30, 2005, it had incorrectly accounted for its convertible debentures. The Company is required to restate its financial statements for the quarter ended September 30, 2005, to account for its derivative liabilities in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No.00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock". The Company should have assigned a value to the conversion option and assigned a value to the warrants issued with convertible debentures and recorded these amounts as derivative liabilities.

The correction of the above error results in the following changes to the Company's balance sheet, stockholders' equity and liabilities and the statement of operations as at and for the three and nine months ended September 30, 2005:

                                                   As Reported     As Restated


          Total liabilities                        $  8,402,740    $ 22,823,291

          Stockholders' deficiency                 $ (6,697,669)   $ (4,647,669)

          Net (loss) income - Three months ended
                     September 30, 2005            $ (1,583,341)   $  4,582,910
          Net (loss) income - Nine months ended
                     September 30, 2005            $ (4,124,927)   $  6,105,882


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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Method Of Accounting For Unconsolidated Affiliates
---------------------------------------------------------

At September 30, 2006, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software (Continued)
--------------------

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. There were no costs capitalized during the nine months ended September 30, 2006. There was no amortization expense for the three and nine months ended September 30, 2006 and 2005 as the Company's software product was not placed into use as of September 30, 2006.

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

Accumulated other comprehensive income, at September 30, 2006, consists of foreign currency translation adjustments in the amount of $327,128.

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

Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 6, were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2006 because their inclusion would have had been anti-dilutive.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

                                                       Three months ended                         Nine months ended
                                                           September                                  September
                                                   2006                 2005                  2006                 2005
                                              -----------------------------------       ------------------------------------
Numerator for basic earnings per share
net income (loss) attributable to
common stockholders - as reported             $ (4,750,753)        $   4,582,910        $    (5,387,609)        6,105,882

Effect of dilutive securities

Amortization of debt discount                        -                   107,258                   -             (366,607)
Derivative gains                                     -                (6,166,251)                  -          (10,230,809)
Interest on convertible notes                        -                     7,500                   -               22,500
                                              -----------------------------------       ------------------------------------

Numerator for basic earnings per share
net (loss) attributable to
common stockholders - as adjusted             $ (4,750,753)        $  (1,468,583)       $    (5,387,609)     $ (3,735,820)
                                              -----------------------------------       ------------------------------------


Denominator for basic earnings per
share--weighted average shares                 503,005,730           197,115,864            383,893,076       189,735,453
                                              -----------------------------------       ------------------------------------

Effect of dilutive securities:

Warrants                                           N/A                   N/A                       N/A              N/A
Assumed conversion of Note                         N/A                   N/A                       N/A              N/A
                                              -----------------------------------       ------------------------------------
Dilutive potential common shares                   N/A                   N/A                       N/A              N/A

Denominator for diluted earnings per
share--adjusted weighted-average
shares and assumed conversions                 503,005,730           197,115,864            383,893,076       189,735,453
                                              ===================================    =======================================

Net (loss) income available to
common stockholders
Basic:                                        $      (0.01)        $        0.02        $         (0.01)     $       0.03
                                              ===================================    =======================================
Diluted:                                      $       0.01)        $       (0.01)       $         (0.01)     $      (0.02)
                                              ===================================    =======================================



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

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company discovered that during the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, it had incorrectly accounted for the certain derivative financial instruments indexed to, and potentially settled in, Common Stock. Accordingly, the Company will be required to file amended Form 10-QSBs for such periods. The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 have been restated to correct for the above matter.

Stock Based Compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment," using the modified-prospective-transition method, as a result, the Company's net income for the nine months ended September 30, 2006 is lower than if it continued to account for share-based compensation under APB No. 25. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

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

There were no stock options granted to employees or unvested stock options during the nine months ended September 30, 2006 and 2005 and, accordingly, there was no difference between the reported net income (loss) and proforma net income
(loss). As of December 31, 2005, the Company had no unvested options

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

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In July, 2006, FASB Interpretation No. 48-Accounting for Uncertainty in Income Taxes, or FIN 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 149 - Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We Expect to implement FIN 48 beginning on April 1, 2007. We are evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consisted of the following:

       Office furniture and fixtures                               $     47,150
       Purchased software                                                84,651
       Computer hardware                                                183,375
       Assets acquired in merger                                         52,166
                                                                   -------------
                                                                        367,342
       Accumulated depreciation                                         341,267
                                                                   -------------
       Property and equipment, net                                 $     26,075
                                                                   =============

Depreciation expense for the three months ended September 30, 2006 and 2005 amounted to $8,022 and $15,080,respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $23,622 and $45,553, respectively.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - DEFERRED FINANCING COST

At September 30, 2006, deferred financing costs incurred in connection with the sale of Convertible Debentures of the Company (see Note 6) were:

       Deferred financing cost                                    $     423,182
       Accumulated amortization                                        (408,525)
                                                                  --------------
       Deferred Financing Cost, Net                               $      14,657
                                                                  ==============

Amortization of deferred financing cost for the three months ended September 30, 2006 and 2005 was $107,523 and $33,198, respectively. Amortization of deferred financing cost for the nine months ended September 30, 2006 and 2005 was $282,233 and $51,834, respectively.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - CONVERTIBLE DEBENTURES AND BRIDGE LOAN (CONTINUED)

During the first quarter of 2006, $1,303,180 of Debentures and related accrued interest were converted into 28,268,178 shares of Common Stock. None of the Debenture warrants were exercised as of September 30, 2006.

During the second quarter of 2006, $1,099,480 of debentures and related accrued interest were converted into 25,176,379 shares of Common Stock. None of the Debenture Warrants were exercised as of September 30, 2006.

During the third quarter of 2006, $350,000 of debentures and related accrued interest were converted into 25,175,379 shares of common stock. None of the Debenture Warrants were exercised as of September 30, 2006.

The Company has filed a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company was obligated to pay the holder of the Debentures certain liquidated damages since such registration statement was not filed by October 5, 2005 and was not declared effective by November 30, 2005. The Company has filed such registration statement and it became effective on January 26, 2006. In connection with the late effectiveness of the registration statement, the Company incurred liquidating damages of approximately $109,000, all of which was accrued as of September 30, 2006.

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

During the third quarter of 2006, $70,000 of debentures issued in 2006 were converted into 4,808,716 shares of common stock. None of the new warrants issued in 2006 were exercised as of September 30, 2006.

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

The fair value of all of the Company's derivative obligations on September 30, 2006 totaled $2,808,284. The change in the fair value of the derivative liabilities during the nine months ended September 30, 2006 was recorded as a gain on derivative obligations.

The net derivative gain for the nine months ended September 30, 2006 is composed of the following:

Gain recorded on change in fair value of
                Warrants exercised and debentures converted
                  during the nine months ended September 30, 2006        989,449
                Gain recorded on change in fair value of
                  outstanding derivatives                              7,662,671
                                                                      ----------

                Gain on Derivatives                                   $8,652,120
                                                                      ==========

Amortization of debt discount for the period ended September 30, 2006 was $1,478,808.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - LOANS PAYABLE AND NOTES PAYABLE

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

In September 2006, the Company borrowed an aggregate amount of $350,000. The Company issued to a group of investors notes in the aggregate principal amount of $378,000 (an amount equal to approximately 108% of the purchase price of the notes and warrants to purchase 7,837,143 shares of common stock. The Company received net proceeds in such sale of $347,500, after the payment of offering related fees and expenses. The terms of the Notes are substantially the same as the Bridge Loan issued in June.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

               NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - LOANS PAYABLE AND NOTES PAYABLE (CONTINUED)

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

As of September 30, 2006, LTDN has loans outstanding payable to four unrelated parties which aggregate $472,494. These loans are all payable on demand and do not provide for interest.


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

In September 2005, the Company issued 10,000 shares of its Series A Convertible Preferred Stock as a finder's fee to a finder in connection with the Company's acquisition of LTDN. The Company recorded a charge of $320,000 which was charged to financing expense during the third quarter ended September 30, 2005.

In September 2005 the Company issued to certain affiliates of its chief executive officer 28,205 shares of the Company's Series A Convertible Preferred Stock upon the exercise of warrants to purchase shares of Series A Preferred Stock warrants at an aggregate exercise price of $460,653 The exercise price of $460,653 was satisfied by a reduction of the debt due to the executive officer.

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

During the quarter ended September 30, 2006, the Company sold 10,000,000 shares of Common Stock for $310,000.

During the quarter ended September 30, 2006, various holders of warrants exercised Warrants and purchased 49,734,679 shares of Common Stock resulting in proceeds of $1,989,387 of which $510,455 was received in the third quarter with the remaining $1,478,932 to be received in the fourth quarter.

During the quarter ended September 30, 2006, the Company issued 38,802,195 shares for services related to financing activities valued at $1,164,066.

During the quarter ended September 30, 2006 the Company issued 45,500,000 of shares of Common Stock for services valued at $1,145,000.

During the quarter ended September 30, 2006, $420,000 principal amount of Convertible Debentures and related accrued interest were converted and 29,984,095 shares of Common Stock were issued pursuant to this conversion.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Warrants
--------

At September 30, 2006, there were outstanding warrants to purchase 1,000,000 shares of Common Stock at $0.165 per share (the "Old Warrants"), there were outstanding Warrants issued to the LTDN shareholders (the "LTDN Warrants") to purchase 107,884,680 shares of Common Stock at an exercise price of $0.04 per share and there were outstanding Debenture Warrants to purchase 44,928,570 shares of Common Stock at an exercise price of $0.10 per share and there were outstanding Debenture warrants to purchase 38,926,492 shares of Common Stock at an exercise price of $0.07 per share. Each Old Warrant is exercisable until December 19, 2008. Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement registering the shares of Common Stock issuable upon exercise of the Debenture Warrants and Debenture warrants.

During the nine months ended September 30, 2006, various holders of LTDN warrants exercised warrants and purchased 49,734,675 shares of Company's Common Stock resulting in proceeds of $1,989,387. As of September 30, 2006, the Company has received net proceeds of $510,455. The remaining $1,989,387 will be received during the fourth quarterof 2006.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

        Options to purchase Common Stock                    1,712,777
        Convertible Debentures                            98,573,000
        Warrants to purchase Common Stock                 213,750,387
                                                         -------------
        Total as September 30, 2006                       314,036,164
                                                         =============

       Substantial issuances after September 30, 2006:

       Common Stock issued for consulting services             2,800,000
       Common Stock issuedfor financing services               5,000,000
       Common Stock issued for employee compensation           5,000,000
       Common Stock issued for sale of common stock            9,700,000


If all of the above shares are issued the Company may not have enough authorized issues to issue all the common shares. The Company may be forced to increase the number of authorized shares or repay the convertible debentures.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND OTHER MATTERS

Compensation Agreement
----------------------

Pursuant to a 2005 compensation arrangement, the Company's Chief Executive officer is being paid a salary of $275,000 per annum plus an expense allowance of approximately $7,600 per month. Accrued amounts under this agreement total $640,900 as of September 30, 2006.

Royalty Agreement
-----------------

In May 2006, the Company signed an agreement with EMI Music Publishing ("EMI") whereby EMI has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make two non-refundable, recoupable prepayments to EMI in the amount of $75,000 and $250,000 for a total of $325,000. These payments shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $162,500 with remaining payment of $162,500 to be paid to EMI at least 14 days prior to the commercial launch of the service. As of September 30, 2006, the Company has paid EMI $249,240 under the agreement and is currently shown as other assets in the balance sheet as of September 30, 2006.

Consulting Agreement
--------------------

The Company has a one-year consulting agreement with a stockholder which provides for monthly payments of approximately $12,000.

Russian Contracts For Research And Development
----------------------------------------------

Brilliant is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by Brilliant from Nurescell for a total price of $985,000. Through September 30, 2006, the Company paid $100,000 under this agreement. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Russian Contracts For Research And Development (Continued)
----------------------------------------------

Brilliant is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. The work under the contracts has not been completed as of September 30, 2006 and at this time the completion date can not be determined as a continued result of limited funding.

Acquisition Of In-Process Technologies
--------------------------------------

In connection with an oral agreement, Brilliant has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of Briliant has indicated that this transaction is expected to close during 2006 although there is no assurance it will be consummated. As of September 30, 2006, LTDN has paid $352,089 to the German bank as part of this oral agreement.

Legal Disputes
--------------

During the quarter ended June 30, 2003, Brilliant was notified that Dr. Jurgen Lempert intended to commence legal proceedings against Brilliant relating to his termination as Chief Executive Officer of Brilliant Nuklear. A German court ruled that Dr. Lempert is entitled to collect $69,629. As of September 30, 2006, the Company has accrued such amounts.

A noteholder has threatened to sue Brilliant for repayment of an outstanding note. To date, Brilliant has not been served with a lawsuit. In the event the noteholder does sue Brilliant, Brilliant believes it has sufficient defenses for nonpayment of the note and intends to vigorously defend itself against such claims.

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

Dr. Alexander Kaul, former Chairman of the Supervisory Board of Brilliant Nuklear, initiated legal proceedings against Brilliant for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect approximately $67,808. As of September 30, 2006, The Company has accrued such amounts.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Legal Disputes (Continued)
--------------

Peter Goerke, a former Vice President of Brilliant, initiated legal proceedings against Brilliant for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect approximately $197,486. At September 30, 2006, Brilliant has accrued such amount. Mr. Goerke has filed for a lien against certain assets of Cetoni Umwelttechnologie Entwicklungs Gmbh ("Cetoni"), one of Brilliant's wholly owned subsidiaries.

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of September 30, 2006, LTDN accrued $100,000 related to this judgment.

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

Segment results for the nine months ended September 30, 2006 and 2005 are as follows:


2006:
---------------------
                           U.S.A.        Australia         Germany        Eliminations     Consolidated
                       -------------    ------------     ------------    --------------    ------------

Net Loss               $   8,652,120    $(14,039,729)    $         --    $           --    $ (5,387,609)
                       =============    ============     ============    ==============    ============
Depreciation and
  amortization         $          --    $     23,622     $         --    $           --    $     23,622
                       =============    ============     ============    ==============    ============

Identifiable Assets    $         104    $  1,247,909     $         --    $           --    $  1,248,013
                       =============    ============     ============    ==============    ============

2005:
---------------------
Net Loss               $   8,332,123    $ (2,180,358)    $    (45,883)   $           --     $ 6,105,882
                       =============    ============     ============    ==============    ============
Depreciation and
  amortization         $          --    $     28,874     $     16,679    $           --    $     45,553
                       =============    ============     ============    ==============    ============

Segment results for the three months ended September 30, 2006 and 2005 are as follows:

2006:
---------------------
                           U.S.A.        Australia         Germany        Eliminations     Consolidated
                        ------------    ------------     ------------    --------------    ------------

Net Loss               $   6,295,612    $(11,046,365)    $         --    $           --    $ (4,750,753)
                       =============    ============     ============    ==============    ============
Depreciation and
  amortization         $          --    $      8,022     $         --    $           --    $      8,022
                       =============    ============     ============    ==============    ============

2005:
---------------------
Net Loss               $   6,778,348    $ (2,180,358)    $    (15,080)   $           --    $  4,582,910
                       =============    ============     ============    ==============    ============
Depreciation and
  amortization         $          --    $     15,080     $         --    $           --    $     15,080
                       =============    ============     ============    ==============    ============


                                                F-32

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        (Formerly Advanced Technology Industries, Inc. and Subsidiaries)
                          (A Development Stage Company)

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)


NOTE 11 - SUBSEQUENT EVENTS

Conversion of Convertible Debentures
------------------------------------

During the period from October 1, 2006 through November 15, 2006, $92,500 principal amount of Convertible Debentures including related accrued interest were converted and 8,450,775 number of shares of Common Stock were issued pursuant to these conversions.

Stock Issuances
----------------

During the period October 1, 2006 through November 15, 2006, the Company had issued 12,800,000 for services and 9,700,000 shares for stock purchases.

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

Also, we have launched our intelliPrice product developed by LTDN. We need to raise additional funds in order to put us in a position to successfully market and distribute such product. We also believe that our Qtrax service is ready for commercialization. We entered into contracts with EMI Music, ASCAP, EMI Music Publishing, TVT Records, BMI, The Orchard, Warner Music Group, GoDigital Music Group and Sony/ATV Music Publishing for the licensing of music owned by such companies to be used in the QTrax service. We are currently in negotiations with other music companies for similar licenses, however, no assurances can be given that we will be able to obtain any such licenses. Subject to the execution of such licenses with record companies owning the rights to enough music recordings to make the QTrax service viable, the Qtrax service is expected to be launched in the first quarter of 2007.

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

Between March 1, 2005 and November 14, 2006, we have raised from various financing sources approximately $4,505,000 through the issuance of our 9% Convertible Debentures and warrants to purchase shares of our common stock. We have also issued an additional (i) $45,000 aggregate principal amount of such 9% Convertible Debentures and warrants to certain holders of such 9% Convertible Debentures in consideration for such holders agreeing to certain amendments with respect to the terms of such 9% Convertible Debentures, (ii) $40,000 aggregate principal amount of such 9% Convertible Debentures as a diligence fee to two investors and (iii) $200,000 aggregate principal amount of such 9% Convertible Debentures as a penalty for not filing our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 with the Securities and Exchange Commission on or prior to May 17, 2006. In addition, we have raised from various financing sources $1,585,000 in bridge loan financing.

Debentures due August 20, 2006
------------------------------

An aggregate of $3,145,000 of such 9% Convertible Debentures are due and payable on August 20, 2006 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. As of November 14, 2006, an aggregate of $2,840,000 of such 9% Convertible Debentures had been converted into shares of our common stock and we redeemed $5,000 principal amount of such 9% Convertible Debentures. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion (in lieu of such restriction, an aggregate of $300,000 of such 9% Convertible Debentures provided that the holder thereof shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion). If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

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

Debentures due March 24, 2007
-----------------------------

An aggregate of $350,000 of such 9% Convertible Debentures are due and payable on March 24, 2007 and bear interest at 9% per annum on a simple non-compounded basis. In addition, a certain investor has agreed to purchase (i) an aggregate of $250,000 principal amount of such 9% Convertible Debentures at least three days prior to the filing of the registration statement registering such 9% Convertible Debentures, and (ii) an aggregate of $600,000 principal amount of such 9% Convertible Debentures at least three days prior to the effective date of such registration statement. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. As of November 14, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion. If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

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

Debentures due April 3, 2007
----------------------------

An aggregate of $855,000 of such 9% Convertible Debentures are due and payable on April 3, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. As of November 14, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock.

Debentures due May 2, 2007
--------------------------

An aggregate of $440,000 of such 9% Convertible Debentures are due and payable on May 2, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. As of November 14, 2006, none of such 9% Convertible Debentures had been converted into shares of our common stock.

Bridge Loan Financing
---------------------

We have borrowed an aggregate of $1,585,000 from various investors. In connection with such financing, we issued Notes in the aggregate principal amount of $1,593,250 (such Notes were sold at a discount) and warrants to purchase 38,457,143 shares of our common stock.

Such Notes do not bear interest but, as noted above, the face value of such Notes at issuance was equal to a certain percentage above the purchase price thereof. All such Notes are due and payable prior to the end of 2006. From and after the date we amend our certificate of incorporation as described below, if an event of default under such Notes occurs then such Notes will be convertible, at the holder's option, into shares of our common stock at a conversion rate equal to 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. We may, at our option, prepay such Notes at any time. The holders of such Notes may accelerate the maturity date of such Notes following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy and certain judgment defaults.

If the holders of our common stock approve an amendment to our certificate of incorporation to increase our authorized capital stock to an amount sufficient to permit the exercise of such warrants, then each such warrant will be exercisable from the date we file such amendment with the Secretary of State of the State of Delaware until the expiration date provided in each such warrant. Such warrants are exercisable at $0.07 per share, such exercise price subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of our common stock and spin-offs. The holders of such warrants are entitled to effect a cashless exercise of such warrants in certain circumstances.

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

In connection with the audit of our financial statements for the year ended December 31, 2005, our auditors identified the following material weaknesses (and such weaknesses continued during the quarter ended September 30, 2006):

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

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not purchased any of our equity securities during the quarter ended September 30, 2006. Except as described below, all unregistered sales of our equity securities during the quarter ended September 30, 2006 have previously been reported on Current Reports on Form 8-K.

[  ]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

A noteholder has threatened to sue us for repayment of an outstanding note. To date, we have not been served with a lawsuit. In the event such noteholder does sue us, we believe that we have sufficient defenses and intend to vigorously defend ourselves against such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

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

                                           BRILLIANT TECHNOLOGIES CORPORATION

Dated:  November 20, 2006                  By /s/ Allan Klepfisz
                                              ----------------------------------
                                              Allan Klepfisz
                                              Chief Executive Officer, President
                                              and Acting Chief Financial Officer