Form 10KSB
period 2006-12-31
Brilliant Technologies, CORP
filed 2007-04-25
CIK 1054825

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2006

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

         Securities Registered Pursuant to Section 12(G) of the Act:
         COMMON STOCK $0.0001 PAR VALUE PER COMMON SHARE

         Check whether the issuer is not required to file reports pursuant
Section 13 or 15(d) of the Exchange Act. []

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Issuer's revenues for its most recent fiscal year.   $0

         As of April 17, 2007 there were 636,442,533 outstanding shares of the issuer's common stock held by non-affiliates with an aggregate market value of approximately $36,913,667 based on a closing bid quotation on the OTC Bulletin Board of $0.058 on such date.

         As of April 17, 2007 there were 636,966,344 outstanding shares of the issuer's common stock.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Brilliant Technologies Corporation was incorporated in Delaware in October 1995. As used in this annual report, references to "we", "us" and "our" refer to Brilliant Technologies Corporation and its consolidated subsidiaries.

ACQUISITIONS
------------

ACQUISITION OF LTDNETWORK, INC.

On December 15, 2004, we consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDnetwork, Inc., which is referred to in this annual report as "LTDN". Such acquisition was effected pursuant to a merger of LTDN with and into one of our subsidiaries. Pursuant to the terms of the merger we issued to the stockholders of LTDN consideration consisting of (i) 193,336 shares of our Series A Convertible Preferred Stock and (ii) warrants to purchase 487,903 shares of our Series A Convertible Preferred Stock at an exercise price of $16.33 per share. In June 2006 we extended the exercise period for such warrants subject to our stockholders approving an amendment to our certificate of incorporation increasing our authorized capital stock. 25% of such warrants will expire 60 days following the date of such amendment, 25% of such warrants will expire 90 days following the date of such amendment, 25% of such warrants will expire 120 days following the date of such amendment and 25% of such warrants will expire 150 days following the date of such amendment.

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

Since immediately following such merger the former stockholders of LTDN owned a majority of our common stock (assuming the conversion of all the shares of our Series A Convertible Preferred Stock and the exercise of all the warrants to purchase shares of our Series A Convertible Preferred Stock, in each case issued to such stockholders) and the former management of LTDN constituted a majority of our Board of Directors, we have accounted for the acquisition of LTDN as a reverse merger with LTDN as the acquirer of us. LTDN was formed on October 1, 1999.

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

We believe that Qtrax, a unique music file sharing technology based Internet service, will be the first music file sharing application that provides consumers the ability, at no charge, to download music files from the Gnutella peer to peer network with the permission of the record companies that own the rights to such music to the extent that such record companies have executed licensing agreements with LTDN and Brilliant Technologies. This revolutionary free service will allow a consumer to play the ad-supported music files only on the computer such consumer uses to download such music files as well as a portable device with DRM rules attached to the service. QTrax will also operate as an online music store where a consumer can purchase music files as a permanent download so that the consumer can play such music files on any device that plays MP3 files. Through the integration of LTDN's innovative Xpeer software application as part of the Qtrax service, LTDN and Brilliant Technologies will be able to offer online e-tailers, advertising, media and marketing companies the ability to provide highly targeted advertising, promotional and other marketing information to consumers who may have a strong interest in such advertisers' products. For example, if a consumer downloads music files of a particular artist, Xpeer will display books, music and other products that feature such artist as well as providing an enormous inventory of related merchandise, links, info and highly targeted promotions (including marketing campaigns).

Given the current and growing publicity surrounding the music download industry, we believe that Qtrax is still uniquely positioned to provide a product that is in demand by consumers. To date, we have entered into license agreements with Major Labels and Publishers for use of their catalogues and publishing rights. These include EMI Music & EMI Publishing, TVT Records, SonyATV Publishing, SonyBMG, Warner Music Group, Universal Music Publishing. We have also entered into license Agreements with several independent record labels for use of their catalogues. These labels include V2 Records, Inc., a member of the Virgin Group, Digital Hardcore Recordings Ltd., Geist Ltd., Cooking Vinyl Limited and TVT Records.

Currently, we anticipate launching Qtrax during the 3rd Quarter 2007. For us to launch, all that is necessary is (i) finalizing an agreement with a "digital storefront" that we would refer traffic to when a user of our service desires to purchase a song download, (ii) finalizing Agreements with the Major Labels which is expected in the near term and (iii) integrating all the components into our new Qtrax GUI and application, which is being co-developed with external developers and partners providing additional services related to the Qtrax application and service in the US. Qtrax has also put into place the ability to generate substantial advertising revenue through agreements and partnerships with relevant companies about to be finalized

The delay in launching Qtrax has been primarily due to (i) the length of time it has taken the Major Labels to finalize the terms and contracts for Brilliant Technologies to form a licensing partnership with them, (ii) The Digital Storefront was initially delayed due to our potential suppliers need (internal decision, unrelated to Qtrax) to develop a new platform for which Brilliant Technologies subsequently re-assessed its potential partners based on the new parameters and requirements of our development partners and development strategy and (iii) the requirement of additional financing which is required to complete the integration of all of the above components into a new Qtrax GUI and application in order to satisfy the terms and requirements of all associated parties to finalize their licensing agreements.

INTELLIPRICE. intelliPrice is a fully customizable, event driven Internet Explorer browser add-in that automatically performs price comparisons on recognized products that a consumer is viewing on an alternate or a competitor's website. intelliPrice can boost referral and commission revenues to portals by increasing the visibility and accessibility of products and services available from portal affiliates. intelliPrice can also be used by large independent Internet retailing partners to promote their products directly to their customers when they are at alternative websites. As shoppers browse, intelliPrice is able to identify what is being viewed and can deliver current price comparisons, targeted advertising and personalized information from portal partners in either a slide-out panel, a toolbar, or an alert window from the task bar. We believe that intelliPrice is unobtrusive yet significantly enhances the price- and value-seeking shopper experience.

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

ALFA-PRO
--------

Alfa-Pro is a German based firm focused on developing and patenting technologies and products for the consumer market. Alfa Pro's products are designed to fill a gap in a market where products do not exist or to make a significant improvement over products currently serving the target markets. The products of Alfa-Pro are in various stages of development and none of such products have reached the commercialization stage.

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

RESEARCH AND DEVELOPMENT
------------------------

In the fiscal year ended December 31, 2006, we incurred expenses of $1,005,221 on research and development and $3,176,598 since inception. By comparison, in the fiscal year ended December 31, 2005, we incurred expenses of $812,175 on research and development.

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

EMPLOYEES
---------

We currently employ no part-time and 12 full-time employees of which 5 are in the USA and 7 in Australia. We believe that we have satisfactory relations with our current employees.

ITEM 1A. RISK FACTORS

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

We anticipate that we will continue to incur significant operating losses for the foreseeable future as our operating expenses will increase as we continue to develop, enhance and commence the commercialization of our products. We have generated no meaningful revenues to date. As of December 31, 2006, we had an accumulated deficit of $51,181,670. Although our management believes that we may recognize revenues once we launch our products in the marketplace, there can be no assurance as to when or whether we will be able to commercialize our products and technologies and realize any revenues therefrom.

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

CERTAIN RISKS MAY ATTACH TO OPERATIONS IN FOREIGN COUNTRIES.

We conduct a significant portion of our development activities in Australia. Certain risks attach to operations in foreign countries. Legal systems in some of the nations in which we conduct operations, including the licensing of technologies and selling products, may not be as developed as the United States legal system. Consequently, certain contract rights may be unenforceable in some of these jurisdictions. Any inability to enforce contracts or collect payment from clients located in these areas could have a material adverse effect on our business and results of operations. In addition, changes in a specific country's political or economic condition and unexpected changes in foreign laws and regulatory requirements could have a material adverse effect on our business and results of operations.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH LEGAL UNCERTAINTIES.

We do not know for certain how the Supreme Court case, Metro-Goldwyn v. Grokster, will affect our business model. The Court found that companies that distribute music file sharing software with the object of promoting its use to infringe copyright, as shown by clear expression or other affirmative steps taken to foster infringement, are liable for the resulting acts of infringement by third parties. Record companies may assert claims against us for infringement of their proprietary rights and these claims may be successful. We could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights, which could materially adversely affect our business, results of operations or financial condition. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to market Qtrax.

WE FACE COMPETITION FROM OTHER "FREE" PEER-TO-PEER SERVICES, FROM TRADITIONAL RETAIL MUSIC DISTRIBUTORS AND FROM EMERGING PAID ONLINE MUSIC SERVICES DELIVERED ELECTRONICALLY.

Our online music services will face significant competition from other "free" peer-to-peer services, such as KaZaa, Morphues, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another's hard drives, all without securing licenses from content providers. The legal status of these other "free" services is questionable since the Supreme Court ruled that certain of such services violate copyright laws. However, it is not clear what effect such ruling will have on users of such services, and there can be no assurance that these services will ever be shut down.

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

    RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

HOLDERS OF OUR COMMON STOCK MAY HAVE THEIR PERCENTAGE OWNERSHIP DILUTED AS A RESULT OF THE CONVERSION OF OUR 9% CONVERTIBLE DEBENTURES AND BRIDGE NOTES, THE EXERCISE OF WARRANTS ISSUED IN CONNECTION WITH SUCH 9% CONVERTIBLE DEBENTURES AND BRIDGE NOTES AND THE EXERCISE OF WARRANTS ISSUED IN CONNECTION WITH OUR ACQUISITION OF LTDNETWORK, INC.

If all our 9% Convertible Debentures and Bridge Notes outstanding as of December 31, 2006 are converted at the conversion price as of such date and all the warrants issued in connection with such securities are exercised at their exercise price as of such date, then 202,810,680 of our common stock will be issued with respect to such conversion (not including any shares of our common stock to be issued on the conversion of interest accrued on such 9% Convertible Debentures) and exercise. In addition, if all the warrants issued in connection with our acquisition of LTDN outstanding as of December 31, 2006 are exercised, then 107,884,680 of our common stock will be issued with respect to such exercise. The exercise price for such warrants is equal to approximately $0.04 per share. Such warrants are exercisable only if we amend our certificate of incorporation to increase the number of shares of our authorized common stock. The additional shares in the market will dilute the percentage interest of our stockholders and may have a material adverse effect on the market price of our common stock. Any such decline in the market price of our common stock could impede our efforts to obtain additional financing through the sale of additional equity or equity- related securities or could make such financing more costly.

The Company also has an additional warrants and stock options if exercised, 1,000,000 and 1,712,777 , respectively shares of common stock will be issued.

THE ADJUSTABLE CONVERSION PRICE OF OUR 9% CONVERTBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES OF OUR COMMON STOCK.

Our 9% Convertible Debentures are convertible at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of our common stock and spin-offs) and 75% of the average of the 10 or 5, as the case may be, lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. Accordingly, the conversion price may fluctuate with the market price of our common stock and the number of shares we would be required to issue would increase, perhaps substantially, while the market price of our common stock trades below $0.09. Also, since such conversion price has no lower limit (i.e. a "floorless" conversion feature), the market price of our common stock could decline to a level requiring us to issue more shares than are currently authorized under our certificate of incorporation resulting in a default under our 9% Convertible Debentures. In addition, since our 9% Convertible Debentures are convertible at a discount to the trading price of our common stock prior to the conversion, the significant downward pressure on the price of our common stock as the selling stockholders convert and sell material amounts of our common stock could encourage short sales by investors. The selling stockholders could sell our common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price.

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

OUR COMMON STOCK IS CURRENTLY INELIGIBLE FOR QUOTATION ON THE OTC BULLETIN BOARD AS A RESULT OF OUR FAILURE TO FILE OUR PERIODIC REPORTS UNDER THE EXCHANGE ACT OF 1934 WITH THE SECURITIES AND EXCHANGE COMMISSION IN A TIMELY MANNER.

On November 16, 2005, the Securities and Exchange Commission approved a change to NASD Rule 6530 providing that if an issuer with securities quoted by a NASD member on the OTC Bulletin Board is cited for delinquent filing of its periodic reports under the Exchange Act of 1934 with the Securities and Exchange Commission three times in a 24 month period or is removed from such quotation for failure to timely make such filings three times in a 24 month period then the securities of such issuer will be ineligible for quotation by a NASD member on the OTC Bulletin Board. If an issuer becomes ineligible to be so quoted, such issuer would not become eligible for quotation on the OTC Bulletin Board until it has filed such periodic reports for one year in a timely manner.

The Company has been late in three of its periodic filings with the Securities and Exchange Commission ("SEC") during 2006, of which the December 31, 2006 10-KSB was the last late filing. Accordingly, currently, the Company is ineligible for quotation by an NASD member. The Company has requested a hearing with the NASD to see if the Company can continue to be listed as an NASD member. If the Company is not successful at the hearing, the Company will remain listed on the "Pink Sheets."

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

ITEM 3. LEGAL PROCEEDINGS

On March 7, 2006, Leslie Dick Worldwide, Ltd filed a complaint in the Supreme Court of the State of New York against us. Such complaint relates to claims for breach of contract. The Company has counterclaimed against the petitioner. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

On March 2, 2007, Nancy L. Donenfeld and Thelma L. Donenfeld, as trustee of the Nancy L. Donenfeld Trust filed a complaint in the Supreme Court of the State of New York, County of New York against us, Allan Klepfisz, our Chief Executive Officer, and Ethel Griffin, public administratrix of New York County, as administratrix of the estate of Kurt Seifman. Such complaint relates to the alleged default by us under a loan agreement with the plaintiffs. Such complaint seeks compensatory damages in the amount of $459,892.67 plus interest and late fees of approximately $900,000 and the value of certain restricted shares issued to such plaintiffs and punitive damages in the amount of $5,000,000. We are also subject to various matters of litigation during our normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

On March 14, 2007, the Company filed a definitive proxy, pursuant to the shareholders voting on an increase in t he number of authorized common shares from 800 million to 1.5 billion.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

              2005                           HIGH                       LOW
              ----                           ----                       ---
          First Quarter                  $      0.24                $     0.12
         Second Quarter                  $      0.25                $     0.10
          Third Quarter                  $      0.14                $     0.07
         Fourth Quarter                  $      0.12                $     0.07

              2006                           HIGH                       LOW
              ----                           ----                       ---
          First Quarter                  $     0.105                $    0.032
         Second Quarter                  $     0.520                $    0.018
          Third Quarter                  $     0.037                $    0.020
         Fourth Quarter                  $     0.069                $    0.022

Holders
-------

There were approximately 361 stockholders of record of our common stock as of April 17, 2007.

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

During the quarter ended December 31, 2006, we issued 7,000,000 shares of our common shares for consulting services for services valued at $308,700. In addition we issued 5,500,000 related to Compensation expense valued at $174,000.

During the quarter ended December 31, 2006 we issued 750,000 shares related to financing expenses valued at $40,500.

The Company issued 11,000,000 shares for cash in the fourth quarter for proceeds of $210,000.

During the period from October 1, 2006 through December 31, 2006, $283,000 principal amount of Convertible Debentures including related interest and penalty of $214,922 were converted and 19,210,243 shares of common stock were issued pursuant to these conversions.

During the period from October 1, 2006 through December 31, 2006 $100,000 principal amount of Convertible Debentures and related accrued interest of $5,995 were converted and 2,792,889 number of shares of common stock were issued pursuant to these conversions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS

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

Introduction
------------

LTDN is a development company and has yet to establish it self with a revenue generating product. The company is using the previously purchased patents, rights and other intellectual assets in order to develop a market valued product.

The company has the Qtrax product in development and expects this product to be commercially launched in q3 of 2007.

During the next 12 months we intend to concentrate on the (i) continued development and marketing of the software products of LTDN, (ii) commercialization of our proprietary resealable metal beverage can, and (iii) commercialization of products developed by Alfa-Pro and from the intellectual property acquired from Schlattl GBR, (iv) complete the development of Qtrax and provide for its commercial launch.

As the company prepares to launch the Qtrax product in 2007, it has obtained the necessary music licensing agreements from several prominent record companies in order to provide the digital music content of the site. The music license contracts allow the company to make available on Qtrax, the electronic libraries of the record company in an unrestricted manner for downloading. It is the company's intention to have all music available on the various record company library available for access upon commercial launch.

The terms of the licenses vary from twelve to eighteen months and provide for various conditions to be met. As of April 17, 2007 the Company was renegotiating the terms of some of the agreements that had certain milestones which as of April 17, 2007 had not been met and included the launching of the Qtrax site. We are in the process of renegotiating the terms of payment and milestones and we are confident that these terms will be extended and milestones reset, however there is no guarantee that the record companies will alter the terms of our agreements. The inability to have terms and milestones adjusted will significantly impact the viability of the Qtrax product.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Income Taxes
------------

Income taxes are calculated using an asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes. The provision for income taxes includes federal and state taxes currently payable and deferred taxes, due to temporary differences between financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred asset will not be realized. The effect of a change in tax rates is recognized as income or expense in the period of change.

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

Revenue Recognition
-------------------

The Company expects that it will derive substantially all of its revenues for the sale of advertising on its Qtrax product. The Company anticipates to have four major advertising revenues streams; Click Ad, revenues will be recognized when an ad that is placed in Qtrax is successfully `Clicked' and linked to another website or area; Video revenues will be recognized when ads are played within the Qtrax product; Banner revenues will be recognized when an ad is displayed on the Qtrax site; and Imprint revenues will be recognized once the established number of times an ad is to be shown is shown. Any prepaid advertising payments received will be treated as deferred revenues.

Research And Development
------------------------

In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with the merger of Brilliant and LTDN, $23,224,695 was allocated to in-process research and development costs and was charged to R&D costs during the period ended December 31, 2004.

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

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. Amounts capitalized during the years ended December 31, 2006 and 2005 totaled $-0- and $325,499 respectively. There was no amortization expense for the years ended December 31, 2006 and 2005 as the software product was not placed into use as of December 31, 2006.

Convertible Notes and Warrants
------------------------------

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

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

The Company's 2005 and 2006 Convertible Notes and Bridge Notes host embedded conversion options that are deemed to be free standing derivatives financial instruments which have been accounted for as derivative liabilities.

Convertible Notes and Warrants
------------------------------

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

Stock Based Compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment," using the modified-prospective-transition method, as a result, the Company's net income for the year ended December 31, 2006 is lower than if it continued to account for share-based compensation under APB No. 25. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

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

There were no stock options granted to employees or unvested stock options during the years ended December 31, 2006 and 2005 and, accordingly, there was no difference between the reported net income (loss) and proforma net income(loss). As of December 31, 2006, the Company had no unvested options.

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

Debentures due August 20, 2006
------------------------------

An aggregate of $400,000 of such 9% Convertible Debentures were due and payable on August 20, 2006 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are in default but the holders thereof have taken no action with respect to the collection of such 9% Convertible Debentures. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion. If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible

Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

Currently, the Company has not made all of its required payments under these Convertible notes.

Each warrant issued in connection with such 9% Convertible Debentures and $2,995,000 of our 9% Convertible Debentures previously repurchased by us or converted is exercisable until the second anniversary of the effective date of the registration statement registering our shares of common stock issuable upon the exercise of such warrants. Such warrants are exercisable at $0.10 per share, such exercise price subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs. Subject to limited exceptions, a holder shall not be entitled to convert a warrant held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion (in lieu of such restriction, an aggregate of 4,285,714 of such warrants provided that the holder thereof shall not be entitled to convert such warrants held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion). If the average of the closing bid prices of our common stock during any period of 20 consecutive trading days is equal to or greater than $0.50 and the closing bid price of our common stock is equal to or greater than $0.50 for at least 10 trading days during such period then with respect to each such warrant that the holder does not exercise during the 15 trading day period following the receipt by the holder of a notice from us that such average price and closing bid prices have occurred, the exercise price for such warrants will each be adjusted to $0.25 per share (subject to adjustment for customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs). Holders of such warrants are entitled to effect a cashless exercise of such warrants if the registration statement registering our shares of common stock issuable upon the exercise of such warrants has not been declared effective prior the first anniversary of the issuance of such warrants.

Debentures due March 24, 2007
-----------------------------

An aggregate of $350,000 of such 9% Convertible Debentures were due and payable on March 24, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are in default but the holders thereof have taken no action with respect to the collection of such 9% Convertible Debentures. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion. If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

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

Currently, the Company has not made all of its required payments under these Convertible notes.

Debentures due April 3, 2007
----------------------------

An aggregate of $895,000 of such 9% Convertible Debentures were due and payable on April 3, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are in default but the holders thereof have taken no action with respect to the collection of such 9% Convertible Debentures. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above.

Currently, the Company has not made all of its required payments under these Convertible notes.

Debentures due May 2, 2007
--------------------------

An aggregate of $440,000 of such 9% Convertible Debentures are due and payable on May 2, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above.

Bridge Loan Financing
---------------------

We have borrowed an aggregate of $1,960,000 from various investors. In connection with such financing, we issued Notes in the aggregate principal amount of $1,744,629 (such Notes were sold at a discount) and warrants to purchase 55,183,286 shares of our common stock.

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

As of Dedember 31, 2006, the Company was in default under the terms of the Bridge loan agreements.


ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the year ended December 31, 2006 are attached hereto as pages F-1 through F-43.

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

In connection with the audit of our financial statements for the year ended December 31, 2006, our auditors identified the following material weaknesses:

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

The Company has retained the services of outside consultants to assist in the financial statement closing process. Management believes this additional assistance has enabled the Company to prepare accurate financial statements for the year ended December 31, 2006.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.]

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The following table sets forth certain information regarding our officers and directors as of the date of this annual report:

Name                       Age                Title
----                       ---                -----
Allan Klepfisz             51                 President, Chief Executive Office
                                                and Director
Arie Baalbergen            67                 Director
Chai Ong                   57                 Director
Kenneth Parks              43                 Chief Operating Officer

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

Kenneth Parks joined us as Chief Operating Officer on October 18, 2006. Mr. Parks has worked at EMI Music as Senior Vice President, Strategy and Business Development and as General Counsel of Getmusic LLC.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us with respect to the fiscal year ended December 31, 2006, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-B stating that no Forms 5 were required, we believe that, during such fiscal year, each of Allan Klepfisz and Arie Baalbergen was delinquent in filing Form 4s with respect to securities disposed of by such persons during such year.

CODE OF ETHICS

We have not adopted a Code of Ethics that applies to our executive officers. Due to our small size and limited resources we currently only have a single executive officer. We have communicated to such executive officer the high level of ethical conduct expected of him. We intend to adopt a written Code of Ethics as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

The following table presents, for each of the last three fiscal years ending December 31, 2006 the annual compensation earned by our chief executive officer and our most highly compensated executive officers, who are referred to in this annual report as the "Named Executive Officers".

-------------- ------ ------------- ------------ ------------- --------- ---------------- --------------- ----------- -----------
                                                                           Non-Equity      Nonqualified
  Name and                                                     Option    Incentive Plan      Deferred     All Other
  Principal              Salary        Bonus     Stock Awards   Awards    Compensation     Compensation   Compensation  Total
  Position     Year       ($)           ($)          ($)         ($)           ($)             ($)           ($)         ($)
-------------- ------ ------------- ------------ ------------- --------- ---------------- --------------- ----------- -----------
Allan
Klepfisz,      2006   $275,000         $ --           --          --           --               --          90,000     $365,000
Chief          ------ ------------- ------------ ------------- --------- ---------------- --------------- ----------- -----------
Executive      2005   $275,000      $78,571(1)    $91,200(2)      --           --               --            --       $444,771
Officer and    ------ ------------- ------------ ------------- --------- ---------------- --------------- ----------- -----------
President      2004   $11,455(3)        --            --          --           --               --            --        $11,455
-------------- ------ ------------- ------------ ------------- --------- ---------------- --------------- ----------- -----------
Ken Parks,
Chief          2006   $83,250(4)     $ 90,000    $ 166,500 (5)    --           --               --            --       $339,833
Operating
Officer
-------------- ------ ------------- ------------ ------------- --------- ---------------- --------------- ----------- -----------
         (1) During 2005, Mr. Klepfisz received 523,811 shares of our common stock registered on Form S-8.

         (2) Mr. Klepfisz receives an expense allowance of $7,600 per month.

         (3) Mr. Klepfisz joined us as our President and Chief Executive Officer on December 15, 2004 at a base annual salary of $275,000.

         (4) Mr. Parks joined us as our Chief Operating Officer on October 18,
2006 at a base annual salary of $333,000. On April 17, 2007, the Company and Mr.
Parks entered into a separation agreement.

         (5) The stock award has been earned but not yet granted to Mr. Parks as of April 17, 2007.

                                       30





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April [17], 2007 as to each person who is known to us to be the beneficial owner of more than 5% of our common stock (giving effect to all warrants and options exercisable within 60 days) and as to the security and percentage ownership of each of our Named
Executive Officers and directors and all of our officers and directors as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

--------------------------------- ------------------------------- -----------------------------------------
Name of Beneficial Owner          Common Stock Beneficially Owned         Percent of Common Stock
--------------------------------- ------------------------------- -----------------------------------------
Allan Klepfisz                                 523,811                               *
211 Madison Avenue
Apt #28B
New York, NY
--------------------------------- ------------------------------- -----------------------------------------
Kenneth Parks (3)                                ---                                 *
630 Burgundy Place,
Yardley, PA
--------------------------------- ------------------------------- -----------------------------------------
Chai Ong (1)                                  4,820,452                              *
c/o LTDnetwork, Inc.
Level 11 Atrium Tower
459 Collins Street
Melbourne, Victoria
Australia
--------------------------------- ------------------------------- -----------------------------------------
Arie Baalbergen (2)                          11,517,400                             1.8%
c/o LTDnetwork, Inc.
Level 11 Atrium Tower
459 Collins Street
Melbourne, Victoria
Australia
--------------------------------- ------------------------------- -----------------------------------------
All Officers and Directors as a              16,861,663                             2.7%
group (4 persons)
--------------------------------- ------------------------------- -----------------------------------------
* Less than 1%.

(1) Includes warrants to purchase 1,481,200 shares of our common stock. Also includes 190,400 shares of our common stock and warrants to purchase 480,800 shares of our common stock held by Mr. Ong's wife.

(2) Includes warrants to purchase 7,813,200 shares of our common stock.

(3) On April 17, 2007, the Company and Mr. Parks entered into a separation agreement.

                                       31





Equity Compensation Plan Information
------------------------------------

The following table provides certain information as of December 31, 2006 concerning shares of our common stock that may be issued under existing equity compensation plans.

--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                                                                                   Number of securities
                                                                                                     remaining available for
                                    Number of securities to be                                     future issuance under equity
                                    issued upon exercise of        Weighted-average exercise       compensation plans
                                    outstanding options,           price of outstanding options,   (excluding securities
                                    warrants and rights            warrants and rights             reflected in column (a))
                                              (a)                             (b)                             (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans
approved by security holders (1)             470,000                         $0.34                         4,530,000
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not
approved by security holders (2)               --                            $0.00                            --
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Total                                        470,000                         $0.34                         4,530,000
--------------------------------- ------------------------------ ------------------------------- ------------------------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2006 we owed Mr. Klepfisz $828,180 related to advances made by him. This obligation is payable on demand and does not provide for interest.

None of our directors are independent within the meaning established under the rules of the Securities and Exchange Commission.

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

Exhibit 4.71 Form of 9% Convertible Debenture issued to Harborview Master Fund L.P. (11)

Exhibit 4.72      Form of Warrant issued to Harborview Master Fund L.P. (11)

Exhibit 4.73 Registration Rights Agreement dated as of May 2, 2006 between the Registrant and Harborview Master Fund L.P. (11)

Exhibit 4.74 Securities Purchase Agreement dated as of May 12, 2006 between the Registrant and Cobalt Blue LLC. (12)

Exhibit 4.75      Form of 9% Convertible Debenture issued to Cobalt Blue
                  LLC.(12)

Exhibit 4.76      Form of Warrant issued to Cobalt Blue LLC. (12)

Exhibit 4.77 Registration Rights Agreement dated as of May 12, 2006 between the Registrant and Cobalt Blue LLC. (12)

Exhibit 4.78 Form of Securities Purchase Agreement between the Registrant and each of Sidney Welz, Jose Zajac, Leon Goldenberg, Bella Jacobs, Ateres Mechoel and Shalom Torah Center, respectively. (14)

Exhibit 4.79 Form of 9% Convertible Debenture issued to each of Sidney Welz, Jose Zajac, Leon Goldenberg, Bella Jacobs, Ateres Mechoel and Shalom Torah Center, respectively. (14)

Exhibit 4.80 Form of Warrant issued to each of Sidney Welz, Jose Zajac, Leon Goldenberg, Bella Jacobs, Ateres Mechoel and Shalom Torah Center, respectively. (14)

Exhibit 4.81 Form of Registration Rights Agreement between the Registrant and each of Sidney Welz, Jose Zajac, Leon Goldenberg, Bella Jacobs, Ateres Mechoel and Shalom Torah Center, respectively. (14)

Exhibit 4.82 Form of Bridge Loan Agreement between the Registrant and Double U Master Fund, L.P., Platinum Partners Long Term Growth IV, LLC and J & N Investments LLC, respectively.(15)

Exhibit 4.83 Form of Note issued to Double U Master Fund, L.P., Platinum Partners Long Term Growth IV, LLC and J & N Investments LLC, respectively.(15)

Exhibit 4.84 Form of Warrant issued to Double U Master Fund, L.P., Platinum Partners Long Term Growth IV, LLC and J & N Investments LLC, respectively.(15)

Exhibit 10.1 Release and Stock Purchase Agreement, dated as of July 15, 2003, between James Samuelson and the Registrant (16)

Exhibit 10.2 Option Agreement, dated as of March 12, 2004, between James Samuelson and the Registrant. (17)

Exhibit 10.3 Settlement Agreement and General Release, dated as of May 17, 2004, among Richardson & Patel, a Law Corporation, Richardson & Patel LLP, LTDnetwork, Inc. and the Registrant.
                  (17)

Exhibit 10.4 Consulting Services Agreement dated as of July 8, 2004 between Allan Klepfisz and the Registrant. (17)

Exhibit 10.5 Consulting Services Agreement dated as of July 8, 2004 between Chai Ong and the Registrant. (17)

Exhibit 10.6      2000 Stock Option Plan (20)

Exhibit 10.7      2001 Consultant's Stock Plan (18)

Exhibit 10.8      2005 Stock Compensation Plan (19)

Exhibit 10.9      2005 Equity Incentive Plan (21)

Exhibit 21.1      List of Subsidiaries (13)

Exhibit 23.1      Consent of Independent Registered Public Accounting Firm*

Exhibit 31 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2004
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 17, 2004
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on June 10, 2005.
(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2005
(5) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 2005
(6) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2006
(7) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 10, 2006
(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006
(9) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2006
(10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 1, 2006
(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006
(12) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2006
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on May 26, 2006
(14) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2006

(15) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2006
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on September 24, 2003
(17) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 15, 2004
(18) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 3, 2001
(19) Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 28, 2005
(20) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 8, 2000
(21) Incorporated by reference to the Registrant's Registration Statement on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2005

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum & Kliegman LLP, certified public accountants, provided us accounting services during the year ended December 31, 2006.

The following table presents fees for professional audit services rendered by Marcum & Kliegman, LLP for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by Marcum & Kliegman, LLP during such years.

                                                 2006             2005
                                            --------------------------------
Audit Fees (1)                                 $323,090         $361,618
Audit Related Fees (2)                               --               --
Tax Fees (3)                                         --               --
All Other Fees (4)                                   --               --
                                            --------------------------------

                                               $323,090         $361,618
                                            ================================

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

                                            BRILLIANT TECHNOLOGIES CORPORATION

Dated:  April 25, 2007                      By  /s/ Allan Klepfisz
                                                --------------------------------
                                            Allan Klepfisz
                                            Chief Executive Officer, President
                                            and Director

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 25, 2007                      /s/ Allan Klepfisz
                                            ------------------------------------
                                            Allan Klepfisz
                                            Chief Executive Officer, President
                                            and Director


Dated:  April 25, 2007                     /s/ Chai Ong
                                            ------------------------------------
                                            Chai Ong
                                            Director


Dated:  April 25, 2007                      /s/ Arie Baalbergen
                                            ------------------------------------
                                            Arie Baalbergen
                                            Director

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page Nos.
                                                                       ---------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

    CONSOLIDATED BALANCE SHEET                                               F-2
      At December 31, 2006

    CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-3
      For the Years Ended December 31, 2006 and 2005
      For the Period from Inception (October 1, 1999) to
         December 31, 2006

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
      From Inception (October 1, 1999) to December 31, 2006          F-4 to F-11

    CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2006 and 2005
      For the Period from Inception (October 1, 1999) to
        December 31, 2006                                           F-12 to F-13

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-14 to F-43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Audit Committee of the
Board of Directors and Stockholders
of Brilliant Technologies Corporation

We have audited the accompanying consolidated balance sheet of Brilliant Technologies Corporation and Subsidiaries (a development stage company) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005 and for the period from October 1, 1999 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brilliant Technologies Corporation and Subsidiaries (a development stage company), as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from October 1, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company continues to generate operating losses and has a significant working capital deficiency as of December 31, 2006. The Company has yet to generate revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Marcum & Kliegman LLP


New York, New York
April 20, 2007


                BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)

                             CONSOLIDATED BALANCE SHEET

                                 December 31, 2006

                                       ASSETS
                                       ------
Current Assets:
   Cash                                                               $     86,927
   Prepaid expenses and other current assets                               116,645
                                                                      ------------

                Total Current Assets                                       203,572

Property and equipment, net                                                 59,420

Deferred licenses and other fees, net                                    1,326,500

Deferred financing costs, net                                               47,608

Capitalized software                                                       851,728

Other assets                                                                13,207
                                                                      ------------

                TOTAL ASSETS                                          $  2,502,035
                                                                      ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

CURRENT LIABILITIES:
   Notes payable, including related parties of $27,063                $  2,693,318
   Convertible debentures, net of debt discount of $215,480              1,619,520
   Accrued liabilities                                                   6,582,002
   Accrued minimum royalties                                             1,444,000
   Due to related parties                                                1,190,960
   Derivative liabilities for conversion options and warrants            8,058,812
                                                                      ------------

                TOTAL LIABILITIES                                       21,588,612
                                                                      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock - $.001 par value; 1,000,000 shares authorized;
      - 0 - shares issued and outstanding                                       --
   Common stock - $.0001 par value; 800,000,000 shares authorized;
      625,849,751 issued and outstanding                                    62,584
   Additional paid-in capital                                           32,146,193
   Accumulated other comprehensive income                                   40,649
   Deferred compensation                                                  (154,333)
   Deficit accumulated during the development stage                    (51,181,670)
                                                                      ------------

                TOTAL STOCKHOLDERS' DEFICIENCY                         (19,086,577)
                                                                      ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $  2,502,035
                                                                      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                        F-2





                          BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                      (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        For the Period
                                                                                         from Inception
                                                          For the Years Ended         (October 1, 1999) to
                                                             December 31,                December 31,
                                                         2006              2005               2006
                                                     -------------------------------     -------------

REVENUE                                              $          --     $          --     $       9,862
                                                     -------------     -------------     -------------

OPERATING COSTS:
         Research and development                        1,005,221           812,175         3,176,598
         In-process research and development                    --                --        23,224,695
         Consulting fees                                 1,717,543           377,488         9,808,936
         General and administrative, including
           compensatory element of stock
           issuances of $3,728,890 and $664,044
           for 2006 and 2005, respectively               6,391,065         3,570,478        15,893,453
         Depreciation and amortization                      31,733            84,440           356,475
         Settlement provision                                   --         2,200,000         2,200,000
                                                     -------------     -------------     -------------

TOTAL OPERATING COSTS                                    9,145,562         7,044,581        54,660,157
                                                     -------------     -------------     -------------

LOSS FROM OPERATIONS                                    (9,145,562)       (7,044,581)      (54,650,295)

Derivative gains, net                                   (4,438,874)      (10,840,340)      (15,279,214)
Interest and amortization of debt costs and
  stock issuances for interesr $2,697,334 and
  $519,989 for 2006 and 2005, respectively,             9,564,275         2,057,274        11,738,674

Other (income) expense                                     (32,014)          (12,508)           71,915
                                                     -------------     -------------     -------------

NET (LOSS) INCOME                                    $ (14,238,949)    $   1,750,994     $ (51,181,670)
                                                     =============     =============     =============


Basic net (loss) income per common share             $       (0.03)    $        0.01
                                                     =============     =============

Diluted net (loss) income per common share           $       (0.03)    $        0.01
                                                     =============     =============

Weighted average number of shares outstanding
         - Basic                                       438,898,223       197,714,949
                                                     =============     =============

Weighted average number of shares outstanding
         - Diluted                                     438,898,223       326,855,149
                                                     =============     =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-3





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                                    Additional       Receivable
                                    Per Share     Common Stock               Preferred Stock          Paid-in        on Sale of
                                     Amount     Shares     Amount          Shares        Amount       Capital          Stock
                                    --------------------------------------------------------------------------------------------
Period from Inception
  (October 1, 1999)
  through December 31, 1999         $    --       --    $        --             --    $        --    $        --     $        --

Issuance of founders shares            0.01       --             --         52,014             --            487              --
Net loss                                 --       --             --             --             --             --              --
                                    --------------------------------------------------------------------------------------------

Balance at December 31, 1999                      --             --         52,014             --            487             --

Issuance of stock for cash           174.47       --             --          8,310              8      1,449,788              --
Issuance of stock for services        35.27       --             --          3,640              4        128,390              --
Subscription receivable                  --       --             --             --             --             --         (65,000)
Net loss                                 --       --             --             --             --             --              --
Foreign currency translation
  adjustment                             --       --             --             --             --             --              --
Comprehensive loss                       --       --             --             --             --             --              --
                                     -------------------------------------------------------------------------------------------

Balance at December 31, 2000                      --             --         63,964             12      1,578,665         (65,000)

Issuance of stock for cash           252.29       --             --          8,140              8      2,053,695              --
Issuance of stock for services       503.35       --             --          2,080              1      1,046,999              --
Subscription receivable                  --       --             --             --             --             --          65,000
Net loss                                 --       --             --             --             --             --              --
Foreign currency translation
  adjustment                             --       --             --             --             --             --              --
Comprehensive loss                       --       --             --             --             --             --              --
                                     -------------------------------------------------------------------------------------------

Balance at December 31, 2001                      --    $        --         74,184    $        21     $ 4,679,359    $        --
                                     ===========================================================================================

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-4a





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                    Accumulated
                                                    Accumulated       Deficit
                                                       Other        During the         Total       Comprehensive
                                      Unearned     Comprehensive    Development    Stockholders'       Income
                                    Compensation   Income (Loss)       Stage        (Deficiency)       (Loss)
                                  -----------------------------------------------------------------------------
Period from Inception
  (October 1, 1999)
  through December 31, 1999          $        --    $        --     $        --     $        --     $        --

Issuance of founders shares                   --             --              --             487              --
Net loss                                      --             --            (483)           (483)           (483)
                                  -----------------------------------------------------------------------------

Balance at December 31, 1999                  --             --            (483)              4

Issuance of stock for cash                    --             --              --       1,449,796              --
Issuance of stock for services                --             --              --         128,394              --
Subscription receivable                       --             --              --         (65,000)             --
Net loss                                      --             --      (1,877,614)     (1,877,614)     (1,877,614)
Foreign currency translation
  adjustment                                  --          2,391              --           2,391           2,391
Comprehensive loss                            --             --              --              --      (1,875,223)
                                  -----------------------------------------------------------------------------

Balance at December 31, 2000                  --          2,391      (1,878,097)       (362,029)             --

Issuance of stock for cash                    --             --              --       2,053,703              --
Issuance of stock for services                --             --              --       1,047,000              --
Subscription receivable                       --             --              --          65,000              --
Net loss                                      --             --      (2,983,450)     (2,983,450)     (2,983,450)
Foreign currency translation
  adjustment                                  --         51,020              --          51,020          51,020
Comprehensive loss                            --             --              --              --      (2,932,430)
                                  -----------------------------------------------------------------------------

Balance at December 31, 2001      $        --     $    53,411     $(4,861,547)    $  (128,756)
                                  =============================================================================

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-4b




                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                                         Additional      Receivable
                                   Per Share         Common Stock              Preferred Stock            Paid-in        on Sale of
                                    Amount       Shares       Amount        Shares         Amount         Capital          Stock
                                  --------------------------------------------------------------------------------------------------

Balance at December 31, 2001      $      --         --    $      --          74,184    $         21    $  4,679,359     $        --

Issuance of stock for cash           197.75         --           --          13,624              --       2,694,254              --
Issuance of stock for services        52.32         --           --           8,446               8         441,833              --
Net loss                                 --         --           --              --              --              --              --
Foreign currency translation
  adjustment                             --         --           --              --              --              --              --
Comprehensive loss                       --         --           --              --              --              --              --
                                              --------------------------------------------------------------------------------------

Balance at December 31, 2002                        --    $      --          96,254    $         29    $  7,815,446    $         --
                                              ======================================================================================

Balance at December 31, 2002                        --    $      --          96,254    $         29    $  7,815,446    $         --

Issuance of stock for cash           168.09         --           --           2,203              16         370,351              --
Issuance of stock for services        68.99         --           --           7,595               8         523,965              --
Net loss                                 --         --           --              --              --              --              --
Amortization of unearned
  compensation                           --         --           --              --              --              --              --
Foreign currency translation
  adjustment                             --         --           --              --              --              --              --
Comprehensive loss                       --         --           --              --              --              --              --
                                              --------------------------------------------------------------------------------------

Balance at December 31, 2003                        --    $      --         106,052    $         53    $  8,709,762    $         --
                                              ======================================================================================

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5a





                                  BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                             (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                          For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                         Accumulated
                                                        Accumulated         Deficit
                                                           Other          During the        Total        Comprehensive
                                        Unearned       Comprehensive     Development     Stockholders'      Income
                                      Compensation     Income (Loss)         Stage       (Deficiency)       (Loss)
                                  ------------------------------------------------------------------------------------

Balance at December 31, 2001          $         --     $     53,411     $ (4,861,547)   $   (128,756)

Issuance of stock for cash                      --               --               --        2,694,254               --
Issuance of stock for services            (344,157)              --               --           97,684               --
Net loss                                        --               --       (2,824,849)      (2,824,849)      (2,824,849)
Foreign currency translation
  adjustment                                    --         (162,210)              --         (162,210)        (162,210)
Comprehensive loss                              --               --               --               --       (2,987,059)
                                  ------------------------------------------------------------------------------------

Balance at December 31, 2002          $   (344,157)    $   (108,799)    $ (7,686,396)    $   (323,877)    $         --
                                  ====================================================================================

Balance at December 31, 2002          $   (344,157)    $   (108,799)    $ (7,686,396)    $   (323,877)    $         --

Issuance of stock for cash                      --               --               --          370,367               --
Issuance of stock for services            (523,973)              --               --               --               --
Net loss                                        --               --       (2,459,819)      (2,459,819)      (2,459,819)
Amortization of unearned
  compensation                             458,948               --               --          458,948               --
Foreign currency translation
  adjustment                                    --         (160,901)              --         (160,901)        (160,901)
Comprehensive loss                              --               --               --               --       (2,620,720)
                                  ------------------------------------------------------------------------------------

Balance at December 31, 2003          $   (409,182)    $   (269,700)    $(10,146,215)    $ (2,115,282)    $         --
                                  ====================================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                             F-5b





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                                                     Additional
                                        Per Share           Common Stock                  Preferred Stock             Paid-in
                                         Amount        Shares         Amount          Shares           Amount         Capital
                                      ----------------------------------------------------------------------------------------------

Balance at December 31, 2003           $      --              --    $         --         106,052     $      53     $  8,709,762

Issuance of stock for cash                 51.67              --              --          63,659            64        3,288,885
Offering costs                                --              --              --              --            --         (125,000)
Issuance of stock for services             90.23              --              --          36,125            36        3,259,533
Conversion of debt                            --              --              --           2,053             2          224,817
Issuance of stock to
  shareholders of ATI                     109.57      83,931,775           8,393          50,000            50       15,933,212
Net loss                                      --              --              --              --            --               --
Amortization of unearned
  compensation                                --              --              --              --            --               --
Foreign currency translation
  adjustment                                  --              --              --              --            --               --
Comprehensive loss                            --              --              --              --            --               --
Adjustment pursuant to
  merger agreement                            --              --              --         (14,553)          (10)              10
                                      ----------------------------------------------------------------------------------------------

Balance at December 31, 2004                          83,931,775    $      8,393         243,336     $     195     $ 31,291,219
                                      ==============================================================================================

Balance at December 31, 2004           $      --      83,931,775    $      8,393         243,336     $     195     $ 31,291,219

First Quarter
-------------

Issuance of stock on a conversion
  of an accrued expense ($.17)                --       1,692,388             169              --            --          287,537
Issuance of stock on a conversion
  of an accrued expense ($68.75)              --              --              --          10,538            11          727,459
Issuance of stock for
  compensation ($.15)                         --         523,811              52              --            --           78,519
Issuance of stock for
  compensation ($.15)                         --         380,952              38              --            --           57,104
Issuance of stock for
  consulting fees ($69.23)                    --              --              --             375             1           22,499
Issuance of stock for
  consulting fees ($.19)                      --         187,500              19              --            --           35,981
Issuance of common stock
  for cash ($.10)                             --         500,000              50              --            --           49,950

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-6a





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                   Accumulated
                                                                   Accumulated        Deficit
                                     Receivable                       Other         During the        Total         Comprehensive
                                     on Sale of    Unearned       Comprehensive     Development    Stockholders'        Income
                                       Stock     Compensation     Income (Loss)        Stage       (Deficiency)         (Loss)
                                    ----------------------------------------------------------------------------------------------

Balance at December 31, 2003        $      --    $   (409,182)    $   (269,700)    $(10,146,215)    $ (2,115,282)    $         --

Issuance of stock for cash                 --              --               --               --        3,288,949               --
Offering costs                             --              --               --               --         (125,000)              --
Issuance of stock for services             --      (3,259,569)              --              234              234               --
Conversion of debt                         --              --               --               --          224,819               --
Issuance of stock to
  shareholders of ATI                      --              --               --               --       15,941,655               --
Net loss                                   --              --               --      (28,547,734)     (28,547,734)     (28,547,734)
Amortization of unearned
  compensation                             --       3,668,751               --               --        3,668,751               --
Foreign currency translation
  adjustment                               --              --         (164,023)              --         (164,023)        (164,023)
Comprehensive loss                         --              --               --               --               --      (28,711,757)
Adjustment pursuant to
  merger agreement                         --              --               --               --               --               --
                                    ---------------------------------------------------------------------------------------------

Balance at December 31, 2004        $      --    $         --     $   (433,723)    $(38,693,715)    $ (7,827,631)    $         --
                                    =============================================================================================

Balance at December 31, 2004        $      --    $         --     $   (433,723)    $(38,693,715)    $ (7,827,631)

First Quarter
-------------

Issuance of stock on a conversion
  of an accrued expense ($.17)             --              --               --               --          287,706               --
Issuance of stock on a conversion
  of an accrued expense ($68.75)           --              --               --               --          727,470               --
Issuance of stock for
  compensation ($.15)                      --              --               --               --           78,571               --
Issuance of stock for
  compensation ($.15)                      --              --               --               --           57,142               --
Issuance of stock for
  consulting fees ($69.23)                 --              --               --               --           22,500               --
Issuance of stock for
  consulting fees ($.19)                   --              --               --               --           36,000               --
Issuance of common stock
  for cash ($.10)                          --              --               --               --           50,000               --

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-6b





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                                              Additional
                                                 Per Share        Common Stock             Preferred Stock      Paid-in
                                                  Amount      Shares      Amount         Shares      Amount     Capital
                                                 ---------------------------------------------------------------------------

First Quarter
-------------

Issuance of common stock for cash                $   0.10     250,000    $      25           --    $      --    $  24,975
Issuance of common stock for cash                    0.10     300,000           30           --           --       29,535
Issuance of stock on conversion of a
  note payable ($.17)                                0.17   1,971,428          197           --           --      137,803

Second Quarter
-------------

Issuance of common stock for cash                    0.10     250,000           25           --           --       24,975
Issuance of common stock for services                0.13     276,394           28           --           --       35,903
Issuance of common stock for services                0.12     312,500           31           --           --       37,469
Issuance of stock to an officer of the
  company                                            0.12   1,000,000          100           --           --      119,900
Issuance of stock to an officer of the
  company                                            0.14   1,000,000          100           --           --      139,900
Issuance of stock to an officer of the
  company                                            0.10     333,000           33           --           --       33,300
Issuance of stock to an officer of the
  company                                            0.11     333,000           33           --           --       36,634

Third Quarter
-------------

Issuance of stock for consulting fees                0.11     300,000           30           --           --       32,970
Issuance of stock on a conversion of an
  accrued expense                                    0.13      70,000            7           --           --        9,093
Issuance of stock with investor in connection
  with certain amendments related to the
  9% Convertible Debenture financing
  consulting fees                                      --          --           --        1,875           10       59,990

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-7a





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                        Accumulated
                                                                          Accumulated     Deficit       Total
                                                 Receivable                  Other      During the   Stockholders'Comprehensive
                                                 on Sale of    Unearned   Comprehensive Development    Equity       Income
                                                   Stock     Compensation Income (Loss)    Stage     (Deficiency)   (Loss)
                                             ------------------------------------------------------------------------------

First Quarter
-------------

Issuance of common stock for cash                $      --    $      --    $      --    $      --    $  25,000    $      --
Issuance of common stock for cash                       --           --           --           --       29,565           --
Issuance of stock on conversion of a
  note payable ($.17)                                   --           --           --           --      138,000           --

Second Quarter
--------------

Issuance of common stock for cash                       --           --           --           --       25,000           --
Issuance of common stock for services                   --           --           --           --       35,931           --
Issuance of common stock for services                   --           --           --           --       37,500           --
Issuance of stock to an officer of the
  company                                               --           --           --           --      120,000           --
Issuance of stock to an officer of the
  company                                               --           --           --           --      140,000           --
Issuance of stock to an officer of the
  company                                               --           --           --           --       33,333           --
Issuance of stock to an officer of the
  company                                               --           --           --           --       36,667           --

Third Quarter
-------------

Issuance of stock for consulting fees                   --           --           --           --       33,000           --
Issuance of stock on a conversion of an
  accrued expense                                       --           --           --           --        9,100           --
Issuance of stock with investor in connection
  with certain amendments related to the
  9% Convertible Debenture financing
  consulting fees                                       --           --           --           --       60,000           --

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-7b





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                                          Additional      Receivable
                                  Per Share           Common Stock              Preferred Stock            Paid-in        on Sale of
                                   Amount         Shares         Amount       Shares       Amount          Capital          Stock
                                 ---------------------------------------------------------------------------------------------------

Balance at December 31,
  2004, continued

Third Quarter
-------------

Issuance of stock for
  finders fees                   $      --               --            --        10,000          10          319,990           --
Exercise of warrants
to purchase Series A
  Convertible Stock                     --               --            --        28,205          28          460,625           --
Conversion of Preferred
  Stock to Common Stock                 --      117,731,600        11,773      (294,329)       (255)         (11,518)          --

Fourth Quarter
--------------

Issuance of stock for services        0.10        2,500,000           250            --          --          249,750           --
Reclassification of
  derivative liabilities                --               --            --            --          --      (20,565,700)          --
Conversion of derivative
  liabilities'                          --               --            --            --          --        1,589,513           --
Exercise of warrants                  0.04       17,098,043         1,710            --          --          696,269           --
Incentive bonus                       0.10          334,000            33            --          --           33,367           --
Issuance of shares for services       0.10          208,033            21            --          --           20,812           --
Comprehensive Income:
Net Income                                               --            --            --          --               --           --
Foreign currency
  translation adjustment                                 --            --            --          --               --           --
                                              --------------------------------------------------------------------------------------

Balance at December 31, 2005                  $ 231,484,424    $   23,147            --     $    --     $ 16,065,823     $     --
                                              ======================================================================================

Balance at December 31, 2005                  $ 231,484,424    $   23,147            --     $    --     $ 16,065,823     $     --

First Quarter
-------------

Issuance of stock for
  consulting fees                     0.11        1,894,737           189            --          --          208,232           --
Issuance of stock for
  consulting fees                     0.11        3,315,789           332            --          --          364,405           --
Issuance of stock for
  consulting fees                     0.11        3,789,474           379            --          --          416,463           --
Issuance of stock for
  consulting fees                     0.11          571,800            57            --          --           62,841           --
Issuance of stock for
  financing services                  0.11          750,000            75            --          --           82,425           --
Issuance of stock for
  consulting fees                     0.11           50,000             5            --          --            5,495           --
Issuance of stock for
  consulting fees                     0.11           50,000             5            --          --            5,495           --

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-8a





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                     Accumulated
                                                   Accumulated         Deficit             Total
                                                       Other          During the        Stockholders'     Comprehensive
                                     Unearned      Comprehensive     Development          Equity             Income
                                   Compensation    Income (Loss)        Stage           (Deficiency)         (Loss)
                                -------------------------------------------------------------------------------------

Balance at December 31,
  2004, continued

Third Quarter
-------------

Issuance of stock for
  finders fees                              --                --                --           320,000              --
Exercise of warrants
  to purchase Series A
  Convertible Stock                         --                --                --           460,653              --
Conversion of Preferred
  Stock to Common Stock                     --                --                --                --              --

Fourth Quarter
--------------

Issuance of stock for services              --                --                --           250,000              --
Reclassification of
  derivative liabilities                    --                --                --       (20,565,700)             --
Conversion of derivative
  liabilities'                              --                --                --         1,589,513              --
Exercise of warrants                        --                --                --           697,979              --
Incentive bonus                             --                --                --            33,400              --
Issuance of shares for services             --                --                --            20,833              --
Comprehensive Income:
Net Income                                  --                --         1,750,994         1,750,994       1,750,994
Foreign currency
  translation adjustment                    --           706,949                --           706,949         706,949
                                ------------------------------------------------------------------------------------

Balance at December 31, 2005     $          --     $     273,226     $ (36,942,721)    $ (20,580,525)    $ 2,457,943
                                ====================================================================================

Balance at December 31, 2005     $          --     $     273,226     $ (36,942,721)    $ (20,580,525)

First Quarter
-------------

Issuance of stock for
  consulting fees                     (208,421)               --                --                --              --
Issuance of stock for
  consulting fees                     (364,737)               --                --                --              --
Issuance of stock for
  consulting fees                     (416,842)               --                --                --              --
Issuance of stock for
  consulting fees                           --                --                --            62,898              --
Issuance of stock for
  financing services                        --                --                --            82,500              --
Issuance of stock for
  consulting fees                           --                --                --             5,500              --
Issuance of stock for
  consulting fees                           --                --                --             5,500              --

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-8b





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                                                        Additional
                                                  Per Share         Common Stock               Preferred Stock           Paid-in
                                                   Amount       Shares        Amount         Shares       Amount         Capital
                                                  ----------------------------------------------------------------------------------

First Quarter
-------------

Issuance of stock for consulting fees             $   0.11         50,000    $        5            --    $       --    $    5,495
Issuance of stock for financing services              0.07        750,000            75            --            --        49,925
Issuance of stock for financing services              0.11        500,000            50            --            --        54,950
Issuance of stock for consulting fees                 0.11      3,000,000           300            --            --       329,700
Issuance of stock for consulting fees                 0.11      1,500,000           150            --            --       164,850
Issuance of stock for financing services              0.11      4,500,000           450            --            --       494,550
Issuance of stock for consulting fees                 0.11      3,000,000           300            --            --       329,700
Issuance of stock for financing services              0.11      1,736,000           174            --            --       190,786
Issuance of stock for consulting fees                 0.04      7,183,333           718            --            --       286,607
Issuance of stock in settlement of claims             0.10     21,795,061         2,180            --            --     2,197,820
Issuance of shares for conversion of
debentures and accrued interest                       0.05     28,268,178         2,827            --            --     1,300,358
Issuance of common stock upon
  exercise of warrants                                0.04      9,161,802           916            --            --       367,594
Issuance of share for financing transaction           0.11      5,630,075           563            --            --       618,745
Reclassifications of derivative liability upon
exercise of warrants and conversion
  option liability                                      --             --            --            --            --       872,782

Second Quarter
--------------

Issuance of shares for conversion of
  debentures and accrued interest                     0.02     72,894,981         7,289            --            --     1,092,191
Issuance of stock for consulting fees                 0.02      3,700,000           370            --            --        73,307

Third Quarter
-------------

Issuance of shares for conversion of
  debentures and accrued interest                     0.01     29,984,095         2,998            --            --       417,002
Issuance of common stock upon
  exercise of warrants                                0.04     49,734,675         4,973            --            --     1,984,414

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-9a





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                            Accumulated
                                                                             Accumulated      Deficit
                                                Receivable                     Other        During the      Total      Comprehensive
                                                on Sale of    Unearned     Comprehensive   Development   Stockholders'     Income
                                                  Stock     Compensation   Income (Loss)      Stage      (Deficiency)      (Loss)
                                               ----------------------------------------------------------------------------------

First Quarter
-------------

Issuance of stock for consulting fees           $       --    $       --     $       --    $       --    $    5,500    $       --
Issuance of stock for financing services                --            --             --            --        50,000            --
Issuance of stock for financing services                --            --             --            --        55,000            --
Issuance of stock for consulting fees                   --            --             --            --       330,000            --
Issuance of stock for consulting fees                   --            --             --            --       165,000            --
Issuance of stock for financing services                --            --             --            --       495,000            --
Issuance of stock for consulting fees                   --            --             --            --       330,000            --
Issuance of stock for financing services                --            --             --            --       190,960            --
Issuance of stock for consulting fees                   --      (287,325)            --            --            --            --
Issuance of stock in settlement of claims               --            --             --            --     2,200,000            --
Issuance of shares for conversion of
debentures and accrued interest                         --            --             --            --     1,303,185            --
Issuance of common stock upon
  exercise of warrants                                  --            --             --            --       368,510            --
Issuance of share for financing transaction             --            --             --            --       619,308            --
Reclassifications of derivative liability upon
exercise of warrants and conversion
  option liability                                      --            --             --            --       872,782            --

Second Quarter
--------------

Issuance of shares for conversion of
  debentures and accrued interest                       --            --             --            --     1,099,480            --
Issuance of stock for consulting fees                   --            --             --            --        73,677            --

Third Quarter
-------------

Issuance of shares for conversion of
  debentures and accrued interest                       --            --             --            --       420,000            --
Issuance of common stock upon
  exercise of warrants                                  --            --             --            --     1,989,387            --

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-9b





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                                                     Additional
                                                      Per Share          Common Stock          Preferred Stock        Paid-in
                                                       Amount       Shares         Amount     Shares       Amount     Capital
                                                    --------------------------------------------------------------------------------

Third Quarter
-------------

Issuance of stock for financing services            $     0.03     24,000,000         2,400         --         --       717,600
Issuance of stock for consulting fees                     0.03     19,000,000         1,900         --         --       568,100
Issuance of stock for consulting fees                     0.02        300,000            30         --         --         5,970
Issuance of stock for consulting fees                     0.02      1,300,000           130         --         --        25,870
Issuance of stock for consulting fees                     0.02     18,600,000         1,860         --         --       370,140
Issuance of stock for consulting fees                     0.02      1,800,000           180         --         --        35,820
Issuance of stock for consulting fees                     0.03      2,000,000           200         --         --        59,800
Issuance of stock for consulting fees                     0.03      2,500,000           250         --         --        74,750
Issuance of stock for financing services                  0.03        600,000            60         --         --        17,940
Issuance of stock for financing services                  0.03      4,000,000           400         --         --       119,600
Issuance of stock for financing services                  0.03     10,000,000         1,000         --         --       299,000
Issuance of stock for cash                                0.03     10,000,000         1,000         --         --       309,000
Issuance of stock for financing services                  0.03        202,195            20         --         --         6,046
Reclassifications of derivative
  liability upon exercise of warrants
  and conversion option liability                           --             --            --         --         --       116,667

Fourth Quarter
--------------

Issuance of stock for compensation                        0.03      5,500,000           550         --         --       173,450
Issuance of stock for consulting fees                     0.04      7,000,000           700         --         --       308,004
Issuance of shares for conversion
  of debentures and accrued interest                      0.03     19,210,243         1,921         --         --       496,010
Issuance of shares for financing transaction              0.05        750,000            75         --         --        40,425
Issuance of shares for conversion of
  accrued interest                                        0.04      2,792,889           281         --         --       105,713

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-10a





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                           Accumulated
                                                                             Accumulated     Deficit       Total
                                                 Receivable                     Other       During the  Stockholders' Comprehensive
                                                 on Sale of   Unearned      Comprehensive  Development    Equity         Income
                                                  Stock     Compensation    Income (Loss)     Stage     (Deficiency)     (Loss)
                                                -----------------------------------------------------------------------------------

Third Quarter
-------------

Issuance of stock for financing services              --            --            --            --       720,000            --
Issuance of stock for consulting fees                 --            --            --            --       570,000            --
Issuance of stock for consulting fees                 --            --            --            --         6,000            --
Issuance of stock for consulting fees                 --            --            --            --        26,000            --
Issuance of stock for consulting fees                 --            --            --            --       372,000            --
Issuance of stock for consulting fees                 --            --            --            --        36,000            --
Issuance of stock for consulting fees                 --            --            --            --        60,000            --
Issuance of stock for consulting fees                 --            --            --            --        75,000            --
Issuance of stock for financing services              --            --            --            --        18,000            --
Issuance of stock for financing services              --            --            --            --       120,000            --
Issuance of stock for financing services              --            --            --            --       300,000            --
Issuance of stock for cash                            --            --            --            --       310,000            --
Issuance of stock for financing services              --            --            --            --         6,066            --
Reclassifications of derivative
  liability upon exercise of warrants
  and conversion option liability                     --            --            --            --       116,667            --

Fourth Quarter
--------------

Issuance of stock for compensation                    --            --            --            --       174,000            --
Issuance of stock for consulting fees                 --            --            --            --       308,704            --
Issuance of shares for conversion
  of debentures and accrued interest                  --            --            --            --       497,931            --
Issuance of shares for financing transaction          --            --            --            --        40,500            --
Issuance of shares for conversion of
  accrued interest                                    --            --            --            --       105,995            --

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-10b





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                                                          Additional     Receivable
                                          Per Share           Common Stock            Preferred Stock       Paid-in      on Sale of
                                           Amount         Shares         Amount      Shares     Amount      Capital        Stock
                                        --------------------------------------------------------------------------------------------

Fourth Quarter
--------------

Issuance of shares for cash             $     0.03      11,000,000    $    1,100        --    $     --    $    210,000    $       --
Reclassification of debentures
  options and exercise of warrants
  from derivative liabilities                   --              --            --        --          --          44,333            --
Amortization of unearned
  compensation                                  --              --            --        --          --              --            --
Net Loss                                        --              --            --        --          --              --            --
Foreign currency translation
  adjustment                                    --              --            --        --          --              --            --
                                                    --------------------------------------------------------------------------------

Balance at December 31, 2006                           625,849,751    $   62,584        --    $     --    $ 32,146,193    $       --
                                                    ================================================================================

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-11a





                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                For the Period from Inception (October 1, 1999) to December 31, 2006


                                                                              Accumulated
                                                             Accumulated         Deficit          Total
                                                               Other           During the     Stockholders'    Comprehensive
                                             Unearned       Comprehensive      Development        Equity           Income
                                           Compensation     Income (Loss)         Stage       (Deficiency)        (Loss)
                                        -------------------------------------------------------------------------------------

Fourth Quarter
--------------

Issuance of shares for cash                  $         --     $         --     $         --     $    211,100     $         --
Reclassification of debentures
  options and exercise of warrants
  from derivative liabilities                          --               --               --           44,333               --
Amortization of unearned
  compensation                                  1,122,992               --               --        1,122,992               --
Net Loss                                               --               --      (14,238,949)     (14,238,949)     (14,238,949)
Foreign currency translation
  adjustment                                           --         (232,577)              --         (232,577)        (232,577)
                                        -------------------------------------------------------------------------------------

Balance at December 31, 2006                 $   (154,333)    $     40,649     $(51,181,670)    $(19,086,577)    $(14,471,526)
                                        =====================================================================================

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-11b





                            BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                       (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For the Period
                                                               For the Years Ended         from Inception
                                                                   December 31,         (October 1, 1999) to
                                                          ------------------------------    December 31,
                                                              2006             2005            2006
                                                          ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                       $(14,238,949)    $  1,750,994     $(51,181,670)
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
       Acquired in process technology                               --               --       23,224,695
       Gain on derivative liabilities                       (4,438,874)     (10,840,340)     (15,279,214)
       Stock-based costs                                     6,426,224        1,184,033       13,011,521
       Accrued settlement provision                                 --        2,200,000        2,200,000
       Amortization of license                                 340,000               --          340,000
       Depreciation and amortization                            31,733           84,440          356,475
       Loss on sale of investment                                   --           88,927           88,927
       Non-cash charges for finance and consulting             367,000               --          837,000
       Amortization of deferred financing costs                224,019          126,292          350,311
       Write-off of fixed assets                                    --               --           11,068
       Debt discount amortization                            4,066,214        1,114,038        5,180,252
     Changes in Operating Assets and Liabilities:
       Prepaid expenses and other current assets              (334,304)         114,669         (380,735)
       Other assets                                                 (2)              --          (13,207)
       Accrued liabilities                                   1,466,560        1,898,650        4,067,029
                                                          ----------------------------------------------

             Net Cash Used in Operating Activities          (6,090,379)      (2,278,297)     (17,187,548)
                                                          ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of ATI stock prior to merger                   --               --          460,000
  Capitalized software costs                                        --         (325,499)        (804,875)
  Advances to ATI prior to merger                                   --               --       (2,443,619)
  Proceeds of sale of investments                                   --           21,019           21,019
  Capital expenditures                                         (29,779)              --         (347,246)
                                                          ----------------------------------------------

             Net Cash Used in Investing Activities             (29,779)        (304,480)      (3,114,721)
                                                          ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                       521,100          129,565       10,507,733
  Capitalized financing costs                                 (132,460)        (290,922)        (423,382)
  Exercise of warrants                                       2,357,897               --        2,357,897
  Proceeds from loans                                        3,801,381        2,700,000        7,388,284
  Repayment of loans                                          (533,940)              --         (612,894)
  Due from (to) related parties, net                           148,826           38,553        1,171,558
                                                          ----------------------------------------------

             Net Cash Provided by Financing Activities       6,162,804        2,577,196       20,389,196
                                                          ----------------------------------------------

Increase (Decrease) in Cash                                     42,646           (5,581)          86,927

Cash - Beginning of Year                                        44,281           49,862               --
                                                          ----------------------------------------------

Cash - End of Year                                        $     86,927     $     44,281     $     86,927
                                                          ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-12





                        BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                   (A Development Stage Company)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Period
                                                          For the Years Ended       from Inception
                                                             December 31,       (October 1, 1999) to
                                                     ----------------------------    December 31,
                                                          2006            2005           2006
                                                     --------------------------------------------

Interest paid                                        $     86,927    $         --    $    449,746

Income taxes paid                                    $         --    $         --       1,055,000

Non-Cash Investing and Financing Transactions:

Conversion of debt and related interest              $  3,426,591    $    138,000    $  3,789,410
Exercise of warrants satisfied by
  reduction in related party                         $         --    $    460,653    $    460,653
Conversion of advances to affiliate                  $         --    $         --    $  1,655,000
Conversion of accrued liabilities                    $  2,200,000    $  1,015,176    $  3,215,176
Reclassification of derivative liability             $  1,033,782    $ 20,565,700    $ 21,599,482
Offering costs satisfied by transfer of ATI stock    $         --    $         --    $   (125,000)
Deferred license fee and related liability           $  1,444,000              --       1,444,000

     The accompanying notes are an integral part of these consolidated financial statements.

                                               F-13

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION

REVERSE MERGER

On December 15, 2004 (the "Closing Date"), Brilliant Technologies Corporation ("BLLN") (formerly Advanced Technology Industries, Inc. ("ATI")) consummated the acquisition of all of the issued and outstanding shares of capital stock of LTDnetwork, Inc., a Delaware corporation ("LTDN"). LTDN and BLLN collectively are referred to herein as "the Company".

LTDN and its wholly-owned Australian subsidiary, LTD network PTY LTD ("LTD PTY"), are development stage companies and their efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. LTDN and LTD PTY specialize in the development of innovative technologies, software and services for online e-tailers, advertising, media and marketing companies.

The acquisition was consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2004, among BLLN, LTDN and LTDN Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of BLLN ("Acquisition Sub"), as amended by the First Amendment thereto, dated as of December 15, 2004, among BLLN, LTDN and Acquisition Sub. Such acquisition was effected pursuant to a merger (the "Merger") of LTDN with and into Acquisition Sub. Pursuant to the terms of the Merger and taking into account the purchase price adjustment in connection therewith, BLLN issued to the stockholders of LTDN consideration (the "Merger Consideration") consisting of (i) 193,336 shares of Series A Convertible Preferred Stock of BLLN ("Series A Preferred Stock") and
(ii) warrants (the "Warrants") to purchase 487,903 shares of Series A Preferred Stock at an exercise price of $16.33 per share. The exercise period with respect to the Warrants expired on June 18, 2006. The board of directors determined to extend the exercise period of the Warrants subject to the Company having a sufficient number of authorized shares of common stock of the Company ("Common Stock") available to be issued upon the exercise of the Warrants. As a result, the definition of "Exercise Period" in the Warrant Agreement relating to the Warrants has been amended as follows:

"Exercise Period" means the period commencing on the date the Merger is consummated and terminating on June 18, 2006 and the period commencing on the date (the "Second Commencement Date") LTDN files with the Delaware Secretary of State an amendment to BLLN's Certificate of Incorporation to increase the authorized capital stock of BLLN in an amount equal to the greater of (x) 1,300,000,000 shares of Common Stock and (y) 120% of the sum of (A) the outstanding number of shares of Common Stock on the Second Commencement Date,
(B) with respect to securities of LTDN that are convertible or exercisable into shares of Common Stock (including the Warrants), the number of shares of Common Stock that are issuable upon the conversion or exercise of such securities on the Second Commencement Date and (C) without duplication of securities referenced in clause (B) above, the number of shares of Common Stock that LTDN is obligated to issue pursuant to any binding obligation of LTDN in effect as of the Second Commencement Date and terminating (i) with respect to 25% of the aggregate Warrants under this Agreement, at 5:00 p.m. on the 60th day following the Second Commencement Date, (ii) with respect to 25% of the aggregate Warrants under this Agreement, at 5:00 p.m. on the 90th day following the Second Commencement Date,(iii) with respect to 25% of the aggregate Warrants under this Agreement, at 5:00 p.m. on the 120th day following the Second Commencement Date and (iv) with respect to 25% of the aggregate Warrants under this Agreement, at 5:00 p.m. on the 150th day following the Second Commencement Date; provided that if the Second Commencement Date does not occur prior to December 31, 2006, the Exercise Period shall terminate on December 31, 2006, as amended. As of April 15, 2007, BLLN has not filed such an amendment to its Certificate of Incorporation.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

REVERSE MERGER (CONTINUED)

The terms of the Series A Preferred Stock provided that each share of Series A Preferred Stock would automatically convert into 400 shares of Common Stock when the holders of the Common Stock approved an amendment to the certificate of incorporation of the Company to increase the authorized capital stock from 100,000,000 shares to at least 500,000,000 shares. The holders of the Common Stock approved such amendment at the Company's annual meeting of stockholders held on September 26, 2005 to increase the number of authorized shares of Common Stock to 800,000,000 and the Company filed such amendment with the Secretary of State of the State of Delaware on September 27, 2005. As a result, all shares of the Series A Preferred Stock were converted into shares of Common Stock and the corresponding Warrants became Warrants to purchase shares of Common Stock at approximately $0.04 per share.

BLLN agreed to file a registration statement with the Securities and Exchange Commission ("SEC") relating to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued in the Merger. The Company has filed such registration statement and it became effective on January 26, 2006. The Company has agreed to keep such registration statement effective until the earliest of (a) the sale of all securities eligible to be sold thereunder, (b) the expiration of the period referred to in Rule 144(k) under the Securities Act of 1933 and (c) two years from the effective date of such registration statement. The use of such registration statement has been suspended by the Company until it files a post-effective amendment thereto updating certain information contained therein.

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

GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2007. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of December 31, 2006, the Company had an accumulated deficit since inception of $51,181,670 and a working capital deficiency and stockholder's deficiency of $21,385,040 and $19,086,577 respectively.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

GOING CONCERN AND MANAGEMENT'S PLAN (CONTINUED)

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2007. During the quarter ended March 31, 2007 the Company received proceeds from Bridge notes of $895,000. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. During the year ended December 31, 2006, the Company has raised from various financing sources approximately $6,680,000 through the issuance of common stock, convertible debt, Bridge notes and exercise of warrants (Notes 6 and 7). The Company has been late filing three of its periodic filings with the Securities and Exchange Commission and accordingly the Company is not eligible for quotation on the Over the Counter Bulletin Board. (See Note
10)

The Company's principal business activity consists of the development of a technology referred to as Qtrax. Qtrax is a music file sharing technology-based internet service, which when available will provide consumers the ability at no charge to download music files. This free service will allow a consumer to play the ad-supported music files only on the computer such consumer uses to download such music files as well as a portable device with DRM rules attached to the service. It is the intention that QTrax will also operate as an online music store where a consumer can purchase music files as a permanent download so that the consumer can play such music files on any device that plays MP3 files. In addition, LTDN and Brilliant Technologies will be able to offer online e-tailers, advertising, media and marketing companies the ability to provide highly targeted advertising, promotional and other marketing information to consumers who may have a strong interest in such advertisers' products.

To date, the Company has entered into license agreements with Major Labels and Publishers for use of their catalogues and publishing rights. These include EMI Music & EMI Publishing, TVT Records, SonyATV Publishing, SonyBMG, Warner Music Group, Universal Music Publishing. The Company has also entered into license agreements with several independent record labels for use of their catalogues.

To date, Qtrax has not been launched and additional development activities and various collaborative agreements need to be completed. There is no assurance that the development activities and agreements can be successfully completed and, if so, there is no assurance that Qtrax will be commercially successful.


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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

EQUITY METHOD OF ACCOUNTING FOR UNCONSOLIDATED AFFILIATES

At December 31, 2006 and 2005, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

                                              %            Country of
                                            Owned          Operations
                                           -------         ----------

        Flexitech,Ltd                       20.00%           Israel
        Pirocat,Ltd.                        20.00%           Israel
        Sibconvers                          50.00%           Russia
        Container Engineering, Ltd          50.00%           Russia

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies. The Company's carrying values in these equity-method investments is zero as of December 31, 2006 and 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, prepaid expenses and other current assets , accounts payable and accrued liabilities, approximates carrying value due to the immediate or short-term maturity associated with these instruments and that the notes payable approximate fair value in that they carry market-based interest rates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2006.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

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

INCOME TAXES

Income taxes are calculated using an asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes. The provision for income taxes includes federal and state taxes currently payable and deferred taxes, due to temporary differences between financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred asset will not be realized. The effect of a change in tax rates is recognized as income or expense in the period of change.

REVENUE RECOGNITION

The Company expects that it will derive substantially all of its revenues for the sale of advertising on its Qtrax product. The Company anticipates to have four major advertising revenues streams; Click Ad, revenues will be recognized when an ad that is placed in Qtrax is successfully `Clicked' and linked to another website or area; Video revenues will be recognized when ads are played within the Qtrax product; Banner revenues will be recognized when an ad is displayed on the Qtrax site; and Imprint revenues will be recognized one the established number of time an ad is to be shown is shown. Any prepaid advertising payments received will be treated as deferred revenues.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with the merger of Brilliant and LTDN, $23,224,695 was allocated to in-process research and development costs and was charged to R&D costs during the period ended December 31, 2004.

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

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. Amounts capitalized during the years ended December 31, 2006 and 2005 totaled $-0- and $325,499 respectively. There was no amortization expense for the years ended December 31, 2006 and 2005 as the software product was not placed into use as of December 31, 2006.

COMPREHENSIVE INCOME (LOSS)

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

Accumulated other comprehensive income, at December 31, 2006, consists of foreign currency translation adjustments in the amount of $40,649.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 9, were not included in the calculation of diluted loss per share for 2006 and 2005 because their inclusion would have had been anti-dilutive.

Basic and diluted loss per share have been calculated assuming the Series A Preferred Stock has been converted under the "if converted method" since each share of Series A Preferred Stock automatically converts into 400 shares of common stock upon the increase in authorized common shares to 500 million. The Series A Preferred Stock was converted into common shares on September 27, 2005.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

Net Income (Loss) Per Share of Common Stock:

                                                            2006                2005
                                                       ---------------    ---------------
Numerator:
  Net (loss) income - numerator for
    basic income (loss) per share                      $  (14,238,949)    $    1,750,993

  Effect of dilutive securities:
    Interest related to Convertible Debentures                    N/A          1,139,140
                                                       ---------------    ---------------
  Numerator for diluted (loss) income per share -
    income after assumed conversions                   $  (14,238,949)    $    2,890,133
                                                       ---------------    ---------------

Denominator:
  Denominator for basic (loss) income per share -
    weighted average shares                               438,898,223        197,714,949
                                                       ---------------    ---------------
  Effect of diluted securities:
    Convertible debentures and accrued interest                   N/A         45,750,000
    Warrants                                                      N/A         83,390,500
                                                       ---------------    ---------------

Total potentially dilutive securities                             N/A        129,140,500
                                                       ---------------    ---------------

Denominator for diluted (loss) income per share -
  adjusted weighted average shares and assumed
  conversions                                             438,898,223        326,855,449
                                                       ---------------    ---------------

Basic net (loss) income per share                      $        (0.03)    $         0.01
                                                       ===============    ===============
Diluted net (loss) income per share                    $        (0.03)    $         0.01
                                                       ===============    ===============

For the year ended December 31, 2005, 125,317,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than, or equal to, the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

BUSINESS SEGMENT

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONVERTIBLE NOTES AND WARRANTS

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

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

The Company's 2005 and 2006 Convertible Notes host embedded conversion options that are deemed to be free standing derivatives financial instruments which have been accounted for as derivative liabilities (Note 6).

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment," using the modified-prospective-transition method. There was no effect to the accompanying financial statements pursuant to the adoption of SFAS No. 123R since at the date of the adoption, all employee stock options were fully vested. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at Fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

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

There were no stock options granted to employees or unvested stock options during the years ended December 31, 2006 and 2005 and, accordingly, there was no difference between the reported net income (loss) and proforma net income(loss). As of December 31, 2006, the Company had no unvested options.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements." This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operation or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-03"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. We do not expect the adoption of EITF 06-03 to have a material effect on our consolidated financial statements.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ROYALTY/LICENSE AGREEMENTS

The Company entered into nine Royalty and License Agreements. The Company has made various payments and is obligated to make additional non-refundable recoupable prepayments. At December 31, 2006 such fees aggregated as follows:

        Deferred license and other fees         $1,666,500
        Less: accumulated amortization            (340,000)
                                                ----------

                                                $1,326,500
                                                ==========

Royalty/license payments are accounted for in accordance with statement of Financial Accounting Standard ("SFAS") No. 50 "Financial Reporting for the Record and Music Industry". The Company reports such minimum guaranteed license payments as an asset and charged to expense in accordance with the terms of the license agreements. In May 2006 and August 2006, the Company signed agreements with EMI Music Publishing And EMI Records ("EMI") whereby EMI has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make non-refundable, recoupable prepayments to EMI in the amount of $385,000. These payments are recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $225,000 with a remaining payment of $162,500 to be paid to EMI at least 14 days prior to the commercial launch of the service. As of December 31, 2006, the Company has paid EMI $222,500 under these agreements.

In November 2006, the Company signed an agreement with Sony/ATV Music Publishing LLC ("ATV") whereby ATV has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make two non-refundable, recoupable prepayments to ATV in the amount of $15,000 and $15,000 for a total of $30,000. These payments shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $15,000 with remaining payment of $15,000 to be paid to ATV no later than March 31, 2007. As of December 31, 2006, the Company has not paid ATV such amounts due under the agreement. As of February 2007, the Company has made such payments totaling $30,000.

In April 2006, the Company signed an agreement with TVT Music Inc. and TVT Records ("TVT"), which was amended in December 2006, whereby TVT has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make a non-refundable, recoupable prepayments to TVT in the amount of $30,000. This payment shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due by December 2006. As of December 31, 2006, the Company has not paid TVT such amounts due under the agreement. As of February 2007, the Company has made such payments totaling $30,000.

In August 2006, the Company signed an agreement with Warner Music Inc ("Warner") whereby ATV has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make a non-refundable payment of $100,000 and two sets of non-refundable payments, recoupable prepayments to Warner in the amount of $50,000 and $75,000 for a total of $225,000. These payments shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $100,000, with $50,000 due in 3 months of the signing date with remaining payments of $25,000 each to be paid in November and December 2006 and January 2007. As of December 31, 2006, the Company has paid Warner $33,333 under the agreement, and was in default under the terms of the agreement. In February 2007, the Company paid $33,333.

On April 17, 2007, the above payment terms were amended as follows: $85,000 payable upon signing of the agreement; $23,333 on May 15, 2007; $25,000 on June 15, 2007; and the final payment on June 17, 2007.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ROYALTY/LICENSE AGREEMENTS (CONTINUED)

In October 2006, the Company signed an agreement with Sony BMG ("BMG"), whereby BMG has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make a non-refundable, recoupable prepayments to BMG in the amount of $1,000,000. This payment shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $200,000 with the remaining payment of $800,000 to be paid in equal monthly installments commencing in November. As of December 31, 2006, the Company has not paid BMG amounts due under the agreement, and was under default the terms of the agreement.

The terms of the licenses vary from twelve to eighteen months and provide for various conditions to be met. As of April 17, 2007 the Company was renegotiating the terms of some of the agreements that had certain milestones which as of April 17, 2007 had not been met and included the launching of the Qtrax site. The Company is in the process of renegotiating the terms of payment and milestones and is anticipating that these terms will be extended and milestones reset, however there is no guarantee that the record companies will alter the terms of the agreements. The inability to have terms and milestones adjusted will significantly impact the viability of the Qtrax product. As of March 2007, the Company has paid $200,000 under this agreement.

In September 2006, the Company signed an agreement with Universal Music Publishing Group ("UMP"), whereby UMP has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make a non-refundable, recoupable prepayments to UMP in the amount of $30,000. This payment shall be recoupable against payments due under various subscription agreements with the amount due upon execution of the agreement As of December 31, 2006, the Company has not paid UMP amounts due under the agreement, and was under default under the terms of the agreement. Subsequent to year end the Company paid $30,000.

NOTE 4 - PROPERTY AND EQUIPMENT

The components of property and equipment, at cost, as of December 31, 2006 are as follows:

        Computer Software                       $     174,105
        Computer Hardware                             206,094
        Furniture and fixtures                         50,276
                                                --------------
        Total property and equipment                  430,475
        Less: Accumulated Depreciation               (371,055)
                                                --------------
        Property, plant, and equipment, net     $      59,420
                                                ==============

Depreciation expense for the year ended December 31, 2006 and 2005, amounted to $31,733 and $84,440, respectively.

NOTE 5 - DEFERRED FINANCING COSTS

At December 31, 2006, deferred financing costs incurred in connection with the Convertible Debentures of the Company (see Note 6) were:

        Deferred financing costs                $     430,453
        Accumulated amortization                     (382,845)
                                                --------------

        Deferred Financing Costs, Net           $      47,608
                                                ==============

Amortization of deferred financing cost for the years ended December 31, 2006 and December 31, 2005 was $224,019 and $126,292, respectively.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - CONVERTIBLE DEBENTURES

Convertible Debentures consist of the following at December 31, 2006:

2005 CONVERTIBLE DEBENTURES

The total dollar value of the Debentures and number of Debenture Warrants sold to investors during 2005 totaled $2,745,000 and 39,214,285, respectively. The Debentures bear interest at 9% per annum on a simple non-compounded basis and are due and payable on August 20, 2006. The Debentures are convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs) or 75% of the average of the 10 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. If a holder elects to convert all or a portion of the Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs), in lieu of effecting such conversion, the Company may elect to redeem the amount of the Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of the Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of the Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of the Common Stock from trading on the Over the Counter Bulletin Board.

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

In 2006, $2,958,438 of Debentures (including related accrued interest) were converted into 132,976,205 shares of Common Stock. None of the Debenture warrants were exercised as of December 31, 2006. As of December 31, 2006, there was no principal amount outstanding.

The Company has filed a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company was obligated to pay the holder of the Debentures certain liquidated damages since such registration statement was not filed by October 5, 2005 and was not declared effective by November 30, 2005. The Company has filed such registration statement and it became effective on January 26, 2006. In connection with the late effectiveness of the registration statement, the Company incurred liquidating damages of approximately $82,500.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 CONVERTIBLE DEBENTURES (CONTINUED)

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

As a result of the conversion feature contained in the 2005 Convertible Debentures, the Company's outstanding LTDN Warrants at such time no longer qualified as equity. Accordingly, during 2005, these Warrants were reclassified to derivative obligations resulting in an increase to liabilities of $20,565,700 and a reduction to stockholders' equity of an equal amount.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 CONVERTIBLE DEBENTURES (CONTINUED)

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

In May 2006 the Company issued to a group of investors $170,000 aggregate principal amount of its 9% Convertible Debentures due April 3, 2007 and warrants to purchase 1,857,140 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debentures and New Debenture Warrants. In June 2006, the Company issued to a group of investors $150,000 aggregate principal amount of its 9% Convertible Debentures due April 3, 2007 and Warrants to purchase 2,142,857 shares of Common Stock at a per share exercise price of $.07 per share. The terms of these securities are substantially the same as the New Debentures and the New Debenture Warrants.

During 2006, $250,000 of debentures issued in 2006 and related accrued interest were converted into 17,381,312 shares of Common Stock. None of the New Warrants issued in 2006 were exercised as of December 31, 2006.

The Company is obligated to file a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company is obligated to pay the holder of the Debentures certain liquidated damages in the event that such registration statement was not timely filed and was not declared effective by a stated date. As of April 17, 2007, the Company has not filed such registration statement and, accordingly, liable for liquidating damages. The Company accrued liquidating damages of approximately $231,900.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 CONVERTIBLE DEBENTURES (CONTINUED)

The holders of Debentures have a lien on all of the Company's assets (including the Intellectual Property) and could foreclose in the event that the Company defaults under the Debentures. As of December 31, 2006, the Company was not in full compliance with the Debenture agreements, including the required repayment terms.

As a result of a floorless conversion option held by the holders of the Convertible Debentures, the derivatives embedded in the Convertible Debenture (the Conversion Option and Debenture Warrant) have been classified as derivative liabilities. The combined liabilities recorded in 2006 totaled $1,007,816. This amount was recorded as a debt discount and is being amortized over the term of the debentures.

The fair value of all of the derivative obligations including the embedded conversion options and Warrants related to the Bridge Notes (Note 7) at December 31, 2006 totaled $8,058,812. The change in the fair value of the derivative liabilities during 2006 and 2005 was recorded as a gain on derivative obligations during the year ended December 31, 2006 and 2005.

The net derivative gains for the years ended December 31, 2006 and 2005 are composed of the following:

        2006
        ----

        Gain recorded on change in fair value
          during 2006                           $   4,438,874
                                                --------------
        Net Gain on Derivatives                 $   4,438,874
                                                ==============

        2005
        ----

        Loss recorded at date of issuance       $  (3,167,806)
        Gain recorded on change in fair value
          during 2005                              14,008,146
                                                --------------

        Net Gain on Derivatives                 $  10,840,340
                                                ==============

Amortization of debt discount for the year ended December 31, 2006 and 2005 was $2,423,298 and $1,114,038, respectively.

NOTE 7 - CONVERTIBLE LOANS AND NOTES PAYABLE

Pursuant to 2006 Bridge Loan Agreements between the Company and six investors, the Company borrowed an aggregate of $1,960,000. The Company issued to the investors' Notes (the "Notes") in the aggregate principal amount of $2,087,000 (an amount equal to approximately 107% of the purchase price of the Notes) and warrants ("Note Warrants") to purchase 55,183,286 shares of Common Stock. The Company received net proceeds in such sale of $1,942,910, after the payment of offering related fees and expenses.

The Notes do not bear interest but, as noted above, the face value of the Notes at issuance was equal to approximately 107% of the purchase price thereof. The Notes are due and payable between October 25, 2006 and January 15, 2007. From and after the date, the Company amends the certificate of incorporation as described below, if an event of default under the Note occurs then the Note will be convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to 75% of the average of the 5 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. The Company may, at its option, prepay the Notes at any time. The holder may accelerate the maturity date of the Note following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy and certain judgment defaults. If an event of default occurs, the Notes provide for interest at 14% per annum commencing with the date of the default.

As of December 31, 2006, the Company was in default under the terms of the Bridge Loan agreements.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - CONVERTIBLE LOANS AND NOTES PAYABLE (CONTINUED)

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

A debt discount of $1,642,916 was recorded in 2006 representing the value of the conversion options and warrants issued to the Bridge note holders. This amount was amortized to interest expense during 2006.

During the year ended December 31, 2006, the Company repaid $322,500 of the Bridge loans.

During June 2001, Brilliant borrowed $260,000 from an individual and issued a promissory note, which is in default and provides for interest at the rate of 1% per month. This loan is still outstanding at December 31, 2006. Also on July 13, 2001, an officer of Brilliant advanced $10,000 pursuant to a promissory note, which is in default and provides for interest at the rate of 1% per month.

On November 27, 2001, Brilliant borrowed $10,000 from an individual and issued a promissory note which is in default and provides for interest at the rate of 1% per month.

During October 2002, Brilliant received an advance of $120,000 from an individual, payable on demand. The loan accrues interest at 10% per annum.

LTDN has loans outstanding payable to four unrelated parties which aggregate $463,117 at December 31, 2006. These loans are all payable on demand and do not provide for interest.

As of December 31, 2005, LTDN had a loan payable to a related party of $211,440. This loan is payable on demand and provides for interest of 12% per annum. This loan was repaid during 2006.

As of December 31, 2006, Brilliant owed its Chief Executive Officer and another director/shareholder $1,190,960 related to advances and accrued salaries. These advances are payable on demand and do not provide for interest. This balance is included in due to related parties on the accompanying consolidated balance sheet.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

There is no provision for income taxes for the years ended December 31, 2006 and 2005, as a result of net operating losses incurred during those years.

The net operating losses from October 1, 1999 to December 31, 2006 approximated $30.2 million. Substantially all of these net losses are related to the Company's operations in Australia and Germany and these net operating losses may not be used to offset future taxable income in the United States. Utilization of this carryover is dependent upon future income. The tax benefit of net operating losses and temporary difference of $7.9 million (principally stock based compensation) has been fully reserved by a valuation allowance of approximately $13 million.

As of December 31, 2006, the Company had available approximately $9.9 million of net operating losses for income tax purposes that may be carried forward to offset future U.S. taxable income, if any. The net operating losses expire during the period 2019 through 2025. Pursuant to Section 382 of the Internal Revenue Code ("IRS"), substantial restrictions are imposed on the utilization of net operating losses carryforwards in the event of an ownership change. Prior to the merger with LTDN, Brilliant had a net operating loss carryforward of approximately $12 million. Utilization of this carryover is limited based on IRS
Section 382 and is dependent upon future income earned by the former businesses of Brilliant.

The increase in the valuation allowance for 2006 and 2005 was approximately $4.6 million and $1.4 million, respectively.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate is as follows:

                                          For the  Years Ended
                                              December 31,
                                           2006          2005
                                        ----------    ----------
Federal statutory rate                      (34)%         34%
Unutilized foreign losses                     2           74
Permanent differences substantially
  consisting of gain on derivative
  obligations and non-deductible
  interest expense                           (1)        (189)
Increase in valuation allowance              33           81
                                        ----------    ----------
Effective rate                              -0-%         -0-%
                                        ==========    ==========

The Company is delinquent in its filings of its 2004 and 2005 tax returns.

NOTE 9 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has authorized 1,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

As described in Note 1, the Company has designated 950,000 shares of Series A Convertible Preferred Stock. In connection with the Merger and Recapitalization between BRILLIANT and LTDN (Note 1), 193,336 shares of Series A Convertible Preferred Stock were issued to the stockholders of LTDN and 50,000 shares were issued to the stockholders of BRILLIANT.

During February of 2005, the Company issued a former consultant 10,538 shares of its Series A Convertible Preferred Stock as part of the consideration in the settlement of accrued consulting fees (Note 10).

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

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

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved an amendment to the articles of incorporation of BRILLIANT whereby the number of shares of common stock authorized for issuance by the Company was increased from 100,000,000 shares to 800,000,000 shares. Accordingly, as a result of this stockholder approval, 293,406 shares of the Company's Series A Preferred Stock automatically converted into 117,731,600 shares of the Company's Common Stock pursuant to terms of the merger agreement.

COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2005

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2005 (CONTINUED)

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

COMMON STOCK ISSUANCES FOR 2006

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK ISSUANCES FOR 2006 (CONTINUED)

During the quarter ended March 31, 2006, $1,196,500 principal amount of Convertible Debentures, including related interest of $106,685, were converted and 28,268,178 shares of Common Stock were issued pursuant to these conversions.

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

During the quarter ended March 31, 2006, the Company issued to five of its existing stockholders 8,221,800 shares of Common Stock for services valued at $904,398.

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

During the quarter ended June 30, 2006, $1,095,500 principal amount of Convertible Debentures and related accrued interest of $3,980 were converted and 72,894,981 shares of Common Stock were issued pursuant to these conversions.

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

During the quarter ended September 30, 2006, $420,000 principal amount of Convertible Debentures and $-0- of related accrued interest were converted and 29,984,095 shares of Common Stock were issued pursuant to this conversion.

During the quarter ended December 31, 2006, the Company issued 750,000 shares for services related to the issuances of Bridge Loans value at $40,500.

During the period October 1, 2006 through December 31, 2006, the Company issued 12,500,000 for services valued at $482,704.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY(CONTINUED)

COMMON STOCK ISSUANCES FOR 2006 (CONTINUED)

During the period from October 1, 2006 through December 31, 2006, $283,000 principal amount of Convertible Debentures including related interest and penalty of $214,922 were converted and 19,210,243 number of shares of Common Stock were issued pursuant to these conversions.

During the period from October 1, 2006 through December 31, 2006, $100,000 of accrued interest was converted and 2,792,889 number of shares of Common Stock were issued pursuant to these conversions.

During the quarter ended December 31, 2006, the Company issued 11,000,000 shares of common stock for $211,000.

2005 EQUITY INCENTIVE PLAN

At the Annual Meeting of Stockholders held on September 26, 2005, the stockholders approved the Brilliant Technologies Corporation 2005 Equity Incentive Plan (the "Incentive Plan").

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

No shares of Common Stock were issued under this Plan during 2005 or 2006.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY(CONTINUED)

STOCK OPTION PLANS

On October 26, 2000, the Board of Directors adopted the Brilliant Technologies Corporation 2000 Stock Option Plan ("Plan"). During 2002, the Board of Directors and the majority stockholders amended the Plan to increase the number of shares that are subject to Incentive Stock Options, from 3,000,000 to 5,000,000.

The following is a summary of options issued under the above plans and outside the plans:

                                                                      WEIGHTED             NON-           WEIGHTED
                                                   INCENTIVE           AVERAGE           QUALIFIED         AVERAGE
                                                     STOCK            EXERCISE             STOCK          EXERCISE
                                                    OPTIONS             PRICE             OPTIONS           PRICE
                                               -----------------------------------------------------------------------
Options outstanding at date of
  merger (December 15, 2004)                        470,000             $0.34            1,242,777          $0.28
                                               -----------------------------------------------------------------------
Outstanding 12/31/05 and 12/31/06                   470,000             $0.34            1,242,777          $0.28
                                               =======================================================================

Composition at 12/31/06:
2000 stock option plan                              470,000             0.34              305,000           $0.34
Options granted outside the plan                         --              --               937,777            0.22
                                               -----------------------------------------------------------------------
Outstanding 12/31/06                                470,000             $0.34            1,242,777          $0.28
                                               =======================================================================

Total Number and Potential Proceeds
  Assuming All Exercised                            470,000           $159,800           1,242,777          $310,011
                                               =======================================================================

The incentive stock options expire in 2010 and the non-qualified stock options expire in 2009.

As of December 31, 2006, there was no unrecognized compensation cost related to non vested stock option awards, which is to be recognized over the remaining weighted average vesting period of eight months.

WARRANTS

At December 31, 2006, there were outstanding warrants to purchase 1,000,000 shares of Common Stock at $0.165 per share (the "Old Warrants"), outstanding Warrants issued to the LTDN shareholders (the "LTDN Warrants") to purchase 107,884,680 shares of Common Stock at an exercise price of $0.04 per share and there were outstanding Debenture Warrants to purchase 44,928,570 shares of Common Stock at an exercise price of $0.10 per share and outstanding Debenture and Note warrants to purchase 76,683,280 shares of Common Stock at an exercise price of $0.07 per share. Each Old Warrant is exercisable until December 19, 2008. Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement registering the shares of Common Stock issuable upon exercise of the Debenture Warrants. The Note warrants are exercisable over a five-year period.

During the year ended December 31, 2006, various holders of LTDN warrants exercised warrants and purchased 58,896,477 shares of Company's Common Stock resulting in proceeds of $2,357,897, all of which was received in 2006.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

The following is a summary of the Company's warrant activity:

                                                     DEBENTURE                             WEIGHTED
                                  COMPENSATORY          AND              LTDN               AVERAGE
                                    WARRANTS       NOTE WARRANTS       WARRANTS         EXERCISE PRICE
                                  ------------     -------------     -------------      --------------
Outstanding January 1, 2005          1,000,000                --       195,161,200      $          .04

Issued                                      --        39,214,285                --                 .10

Cancelled

Exercised                                   --                --       (28,380,043)                .04
                                  ------------     -------------     -------------      --------------

Balance December 31, 2005            1,000,000        39,214,285       166,781,157      $          .05

Issued                                      --        82,397,565                --                 .07

Cancelled                                   --                --                --                  --

Exercised                                   --                --       (58,896,477)                .04
                                  ------------     -------------     -------------      --------------

Balance December 31, 2006
  (all excercisable)                 1,000,000       121,611,850       107,884,680                $.06
                                  ============     =============     =============      ==============

Potential proceeds assuming
  all exercised                   $    165,000     $   9,860,687     $   4,315,387      $   14,341,074
                                  ============     =============     =============      ==============

EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

        Bridge loans                                      (a) 38,274,854
        Convertible Debentures                            (b) 42,923,976
        Options to purchase Common Stock                       1,712,777
        Warrants to purchase Common Stock                    230,496,530
                                                        ----------------

        Total as December 31, 2006                           313,408,137
                                                        ================

            (a)   $1,636,000 / $.0428 (75% of market price at December 31, 2006 for note in default).
            (b)   $1,835,000 / $.0428 (75% of market price at December 31,
                  2006).

        Substantial issuances after December 31, 2006:

        Note warrants                                         58,000,000
        Common Stock issued and issuable to consultants        7,750,000

The Company will not have sufficient Common shares available to issue should all of the above conversions and exercises occur. Accordingly, the Company may have to settle these contracts in cash if they are not successful in increasing the authorized number of shares (Note 12).

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND OTHER MATTERS

CONSULTING AND EMPLOYMENT AGREEMENT

During October 2005, the Company entered into a one-year consulting agreement with a stockholder which provides for monthly payments of approximately $12,000. The agreement is automatically renewable for an additional year, unless both parties mutually agree not to renew. As of December 31, 2006, amounts owed to such individual approximated $186,000.

During October 2006, the Company entered into an employment contract with an individual to act as Chief Operating Officer with an annual base salary of $333,000. As of December 31, 2006, amount owed under this agreement is $83,250. In April of 2007, the COO resigned and the Company accepted his resignation "with Regret" (see Note 12).

COMPENSATION AGREEMENT

Pursuant to a 2005 compensation arrangement, the Company's Chief Executive officer is being paid a salary of $275,000 per annum plus an expense allowance of approximately $7,600 per month. Accrued amounts under this agreement total $365,000 as of December 31, 2006.

RUSSIAN CONTRACTS FOR RESEARCH AND DEVELOPMENT

The Company is a party to a research and development agreement with a Moscow-based State Scientific Research Institute Scientific Production Company named Lutch pursuant to which such entity has agreed to perform various contract research and development services related to technology obtained by the Company for a total price of $985,000. The Company paid $100,000 in a previous year under this agreement and was recorded as research and development expense. As a continued result of limited funding, no services have been performed under this agreement to date. It is uncertain when or if any services will eventually be completed under this contract.

The Company is a party to a research and development agreement with a branch of the Ministry of the Atomic Energy of the Russian Federation pursuant to which such entity has agreed to perform various contract research and development services to develop an industrial fireproof swelling cable coating for a total price of $462,000. As a result of limited funding of this contract, the performance of services were rescheduled to occur commencing with the quarter ended December 31, 2003 and to be completed within one year. The work under the contracts has not been completed as of December 31, 2006 and at this time the completion date can not be determined as a continued result of limited funding.

ACQUISITION OF IN-PROCESS TECHNOLOGIES

In connection with an oral agreement, the Company has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of the Company has indicated that this transaction is expected to close during 2007 although there is no assurance it will be consummated. As of December 31, 2006, LTDN has paid $352,089 to the German bank as part of this oral agreement.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

LEGAL DISPUTES

During the quarter ended June 30, 2003, the Company was notified that Dr. Jurgen Lempert intended to commence legal proceedings against Brilliant relating to his termination as Chief Executive Officer of Brilliant Nuklear. A German court ruled that Dr. Lempert is entitled to collect $69,629. As of December 31, 2006, the Company has accrued such amounts.

Donenfeld, a note holder, has initiated legal proceedings agains the Company in the Supreme Court of New York claiming non-payment. The Company has issued a counter-claim. Management believes that the eventual outcome of these matters will not have a material adverse effect in our consolidated financial position, results of operations, or cash flows.

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

Dr. Alexander Kaul, former Chairman of the Supervisory Board of Brilliant Nuklear, initiated legal proceedings against Brilliant for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect approximately $67,808. As of December 31, 2006, the Company has accrued such amounts.

Peter Goerke, a former Vice President of Brilliant, initiated legal proceedings against Brilliant for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect approximately $197,486. At December 31, 2006, Brilliant has accrued such amount. Mr. Goerke has filed for a lien against certain assets of Cetoni Umwelttechnologie Entwicklungs Gmbh ("Cetoni"), one of Brilliant's wholly owned subsidiaries.

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of December 31, 2006, LTDN accrued $100,000 related to this judgment.

A German court has suspended the corporate registration of Cetoni. The Company does not intend to appeal this decision as it is consistent with the restructuring of all German operations. The Company does not believe this ruling will have a material impact on the Company's operations as Cetoni no longer has any significant tangible or intangible assets.

The Company may be subject to additional litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

OFFICE LEASES

The Company rents office space under month-to-month rental agreements. Rent expense for the facility for the years ended December 31, 2006 and 2005 amounted to $217,855 and $195,818, respectively.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

SETTLEMENT WITH FORMER LTD SHAREHOLDERS

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

SUPPORT AGREEMENT

In connection with a Support Agreement entered into on November 17, 2005 between the Company and one of its stockholders, Aperchance Ltd. ("Aperchance"), in consideration of inducing Aperchance to exercise their Warrants to purchase 4,841,200 shares of Common Stock, the Company provided Aperchance with certain price protection on shares of Common Stock held by Aperchance. The price protection terminated in February of 2006. As a result of stock price decline in 2006, the Company has issued an additional 5,630,075 shares of Common Stock to Aperchance.

PERIODIC FILINGS

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

The Company has been late in three of its periodic filings with the Securities and Exchange Commission ("SEC") during 2006, of which the December 31, 2006 10-KSB was the last late filing. Accordingly, currently the Company is ineligible for quotation by an NASD member. The Company has requested a hearing with NASD to see if the Company can continue to be listed as an NASD member. If the Company is not successful at the hearing, the Company will remain listed on the "Pink Sheets."

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SEGMENT REPORTING (CONTINUED)

Segment results for the years ended December 31, 2006 and 2005 are as follows:


2006:                               U.S.A.          Australia         Germany       Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------
Net income (loss)               $ (13,257,090)    $   (981,859)   $           --    $         --    $ (14,238,949)
                                ==================================================================================

Depreciation and amortization   $          --     $     31,733    $           --    $         --    $      31,733
                                ==================================================================================

Identifiable assets             $   1,823,739     $    678,186    $          109    $         --    $   2,502,034
                                ==================================================================================

2005
------------------------------------------------------------------------------------------------------------------

Net income (loss)               $   5,554,533     $ (3,684,736)   $     (118,804)   $         --    $   1,750,993
                                ==================================================================================

Depreciation and amortization   $          --     $     32,276    $       52,164    $         --    $      84,440
                                ==================================================================================

Identifiable assets             $      44,281     $  1,019,507    $        1,098    $         --    $   1,064,886
                                ==================================================================================

NOTE 12 - SUBSEQUENT EVENTS

On March 7, 2007, Leslie Dick Worldwide, Ltd filed a complaint in the Supreme Court of the State of New York against us. Such complaint relates to claims for breach of contract. The Company has counterclaimed against the petitioner. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Subsequent to year end the Company issued 750,000 of common shares in settlement for liabilities in the amount of $37,000 related to consulting expenses incurred in 2004. The Company also issued shares in the total amount of 2,546,901 related to the conversion of convertible debt and note payable including accrued interest totaling $75,000. Shares totaling 819,672 were also issued upon the conversion of convertible debt and incurred interest totaling $25,000.

Subsequent to year end, the Company entered into a consulting agreement for management and financial consulting services for a period of seven months in exchange for 3,000,000 restricted shares of the Company's stock.

During the quarter end March 31, 2007 the Company received proceeds from Bridge Notes of approximately $895,000, in consideration for 10 million restricted shares of the Company's stock and approximately 60 million warrants exercisable at prices ranging from $.07 to $.36. The terms of these notes are substantially the same as the Bridge Notes described in Note 7.

On March 14, 2007, the Company filed a definitive proxy pursuant to which the shareholders will vote on an increase in the number of authorized common shares from 800 million to 1.5 billion.

On April 17, 2007, the Company entered into a separation agreement with its current COO. The agreement requires the Company to pay approximately $250,000 due May 30, 2007 and 4,000,000 shares of the Company's Common Stock.