Form 10QSB
period 2007-03-31
Brilliant Technologies, CORP
filed 2007-05-21
CIK 1054825

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2007

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

The number of outstanding shares of the issuer's only class of common stock as of May 16, 2007 was 657,317,311.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes [ ] No [X]

                   BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                              (A Development Stage Company)

                                  INDEX TO FORM 10-QSB
                                     March 31, 2007

                                                                              Page Nos.
                                                                              ---------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)                                F-1
      At March 31, 2007

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)                     F-2
      For the Three Months Ended March 31, 2007 and 2006 and
      For the Period from Inception (October 31, 1999) to March 31, 2007

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (unaudited)       F-3
      For the Three Months Ended March 31, 2007

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                     F-4
      For the Three Months Ended March 31, 2007 and 2006 and
      For the Period from Inception (October 31, 1999) to
        March 31, 2007

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)                F-6

ITEM 2 - PLAN OF OPERATION                                                            2

ITEM 3 - CONTROL AND PROCEDURES                                                       5

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                            5

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                  6

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                              6

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          6

ITEM 5 - OTHER INFORMATION                                                            6

ITEM 6 - EXHIBITS                                                                     6



                BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)

                        CONDENSED CONSOLIDATED BALANCE SHEET

                                 At March 31, 2007
                                    (unaudited)


                                       ASSETS
                                       ------

Current Assets:
   Cash                                                               $    339,947
   Prepaid expenses and other current assets                               257,677
                                                                      -------------

                Total Current Assets                                       597,624

Property and equipment, net                                                 63,638

Deferred licenses and other fees, net                                    1,068,470

Deferred financing costs, net                                               18,293

Capitalized software                                                       851,728

Other assets                                                                13,205
                                                                      -------------

                TOTAL ASSETS                                          $  2,612,958
                                                                      =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

CURRENT LIABILITIES:
   Notes payable, including related parties of $27,468                $  4,073,446
   Convertible debentures, net of debt discount of $39,518               1,720,482
   Accrued liabilities                                                   7,025,325
   Accrued minimum royalties                                             1,150,667
   Due to related parties                                                1,574,528
   Derivative liabilities for conversion options and warrants            6,651,705
                                                                      -------------

                TOTAL LIABILITIES                                       22,196,153
                                                                      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock - $.001 par value; 1,000,000 shares authorized;
      - 0 - shares issued and outstanding                                       --
   Common stock - $.0001 par value; 800,000,000 shares authorized;
      640,844,081 issued and outstanding                                    64,083
   Additional paid-in capital                                           32,817,194
   Accumulated other comprehensive income                                  (26,866)
   Deficit accumulated during the development stage                    (52,437,606)
                                                                      -------------

                TOTAL STOCKHOLDERS' DEFICIENCY                         (19,583,195)
                                                                      -------------

                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $  2,612,958
                                                                      =============


See Notes To Condensed Consolidated Financial Statements.



                           BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)


                                                                                         For the Period
                                                                                         from Inception
                                                                                       (October 31, 1999)
                                                       For the Three Months Ended              to
                                                               March 31,                    March 31,
                                                         2007              2006               2007
                                                    --------------------------------     --------------

REVENUE                                             $          --     $          --      $       9,862
                                                    --------------    --------------     --------------

OPERATING COSTS:
         Research and development                         378,326           166,476          3,554,924
         In-process research and development                   --                --         23,224,695
         Consulting fees                                  298,805           390,792         10,107,741
         General and administrative, including
           compensatory element of stock
           issuances of $154,333 and $1,069,398
           for the three months ended
           March 31, 2007 and 2006, respectively          887,708         1,566,436         16,781,161
         Depreciation and amortization                      8,146             7,573            364,621
         Settlement provision                                  --                 -          2,200,000
                                                    --------------    --------------     --------------

TOTAL OPERATING COSTS                                   1,572,985         2,131,277         56,233,142
                                                    --------------    --------------     --------------

LOSS FROM OPERATIONS                                   (1,572,985)       (2,131,277)       (56,223,280)

Derivative gains, net                                  (3,476,925)       (8,919,806)       (18,756,139)
Interest and amortization of debt costs and
  stock issuances for interest of $500,000 and
  $1,492,768 for the three months ended
  March 31, 2007 and 2006, respectively                 3,170,627         2,263,268         14,909,301

Other (income) expense                                    (10,751)          (12,515)            61,164
                                                    --------------    --------------     --------------

NET (LOSS) INCOME                                   $  (1,255,936)    $   4,537,776      $ (52,437,606)
                                                    ==============    ==============     ==============


Basic net (loss) income per common share            $       (0.00)    $        0.02
                                                    ==============    ==============

Diluted net (loss) income per common share          $       (0.00)    $        0.01
                                                    ==============    ==============

Weighted average number of shares outstanding
         - Basic                                      626,467,966       280,693,220
                                                    ==============    ==============

Weighted average number of shares outstanding
         - Diluted                                    626,467,966       446,802,925
                                                    ==============    ==============


See Notes To Condensed Consolidated Financial Statements.



                                         BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                              For the three months ended March 31, 2007


                                                                           Accumulated    Accumulated      Total
                             Common Stock       Additional                   Other        During the    Stockholders'
                         ---------------------    Paid In     Unearned    Comprehensive   Development   Comprehensive  Comprehensive
                            Shares     Amount     Capital   Compensation  Income (Loss)      Stage       Deficiency    Income (Loss)
                         ------------ -------- ------------ ------------  -------------  -------------  -------------  -------------
Balance at
  January 1, 2007         625,849,751 $ 62,584 $ 32,146,193 $  (154,333)  $     40,469   $(51,181,670)  $(19,086,757)             -

Conversion of
  accrued liability
  into stock                  750,000       75       36,925           -              -              -         37,000
Conversion of
  convertible
  debenture
  and interest              4,244,330      424       74,576           -              -              -         75,000
Issuance of common
  stock in connection
  with financing           10,000,000    1,000      499,000           -              -              -        500,000
Conversion of note                  -        -            -           -              -              -              -
Reclassification of
  Debenture Options
  From Derivative
  liabilities                                  $     60,500                                                   60,500
Amortization of
  Unearned Compensation                                     $   154,333                                      154,333
                                                                                                                  -
COMPREHENSIVE INCOME:

NET LOSS                                                                                 $ (1,255,936)    (1,255,936) (1,255,935.52)
FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT                                                  $    (67,335)                      (67,335)    (67,335.00)
COMPREHENSIVE INCOME:                                                 -
                         ------------ -------- ------------ ------------  -------------  -------------  -------------  -------------
                          640,844,081   64,083   32,817,194           -        (26,866)   (52,437,606)   (19,583,195)    (1,323,271)
                         ============ ======== ============ ============  =============  =============  =============  =============


See notes to condensed consolidated financial statements.



                             BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                             For the Period
                                                                                             from Inception
                                                            For the Three Months Ended     (October 31, 1999)
                                                                    March 31,                       to
                                                         --------------------------------        March 31,
                                                              2007              2006               2006
                                                         --------------    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                      $  (1,255,936)    $   4,537,776      $ (52,437,606)
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
       Acquired in process technology                               --                --         23,224,695
       Gain on derivative liabilities                       (3,476,925)       (8,919,806)       (18,756,139)
       Stock-based costs                                       154,333         2,562,166         13,165,854
       Accrued settlement provision                                 --                --          2,200,000
       Amortization of license                                 258,030                --            598,030
       Depreciation and amortization                             8,146             7,573            364,621
       Loss on sale of investment                                   --                --             88,927
       Non-cash charges for finance and consulting             500,000            76,333          1,337,000
       Amortization of deferred financing costs                 29,315                --            379,626
       Write-off of fixed assets                                    --                --             11,068
       Debt discount amortization                            2,306,280           417,683          7,486,532
     Changes in Operating Assets and Liabilities:
       Prepaid expenses and other current assets              (141,032)            7,589           (521,765)
       Other assets                                                 (-)               --            (13,207)
       Accrued liabilities                                     288,741           332,522          4,355,767
                                                         --------------    --------------     --------------

             Net Cash Used in Operating Activities          (1,329,048)         (978,164)       (18,516,597)
                                                         --------------    --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of ATI stock prior to merger                   --                --            460,000
  Capitalized software costs                                        --                (-)          (804,875)
  Advances to ATI prior to merger                                   --                --         (2,443,619)
  Proceeds of sale of investments                                   --                --             21,019
  Capital expenditures                                              (-)               --           (347,246)
                                                         --------------    --------------     --------------

             Net Cash Used in Investing Activities                  (-)               (-)        (3,114,721)
                                                         --------------    --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                            --                --         10,507,733
  Capitalized financing costs                                       --           (22,500)          (423.382)
  Exercise of warrants                                              --           368,510          2,357,897
  Proceeds from loans (net)                                  1,305,000           750,000          8,693,285
  Repayment of loans                                          (106,500)               --           (719,394)
  Due from (to) related parties, net                           383,568          (106,580)         1,555,126
                                                         --------------    --------------     --------------

             Net Cash Provided by Financing Activities       1,582,068           989,430         21,971,265
                                                         --------------    --------------     --------------

Increase (Decrease) in Cash                                    253,020            11,266            339,947

Cash - Beginning of Period                                      86,927            44,281                 --
                                                         --------------    --------------     --------------

Cash - End of Period                                     $     339,947     $      55,547      $     339,947
                                                         ==============    ==============     ==============


See Notes To Condensed Consolidated Financial Statements.



                             BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                              For the Period
                                                                                              from Inception
                                                            For the Three Months Ended      (October 31, 1999)
                                                                     March 31,                      to
                                                         --------------------------------        March 31,
                                                              2007              2006               2007
                                                         --------------    --------------     --------------


Interest paid                                            $          --     $          --      $          --

Income taxes paid                                        $          --     $          --                 --

Non-Cash Investing and Financing Transactions:

Conversion of debt and related interest                  $      75,000     $   1,303,185      $   3,864,410
Exercise of warrants satisfied by
  reduction in related party                             $          --     $          --      $     460,653
Conversion of advances to affiliate                      $          --     $          --      $   1,655,000
Conversion of accrued liabilities                        $      37,000     $          --      $   3,252,176
Reclassification of derivative liability                 $      60,501     $     114,117      $  21,659,983
Offering costs satisfied by transfer of ATI stock        $          --     $          --      $    (125,000)
Deferred license fee and related liability               $          --     $          --      $   1,444,000


See Notes To Condensed Consolidated Financial Statements.

                                                     F-5

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three period ended March 31, 2007, is not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB filed April 25, 2007 for the year ended December 31, 2006.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BUSINESS, REVERSE MERGER AND BASIS OF PRESENTATION (CONTINUED)

GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2007. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2007, the Company had an accumulated deficit since inception of $52,437,606 and a working capital deficiency and stockholder's deficiency of $21,598,529 and $19,583,195 respectively.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2007. During the quarter ended March 31, 2007 the Company received proceeds from Bridge notes of $1,305,000. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans. During the year ended December 31, 2006, the Company has raised from various financing sources approximately $6,680,000 through the issuance of common stock, convertible debt, Bridge notes and exercise of warrants (Notes 6 and 7). The Company has been late filing three of its periodic filings with the Securities and Exchange Commission and accordingly the Company is not eligible for quotation on the Over the Counter Bulletin Board. (See Note
7)

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

These condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

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

EQUITY METHOD OF ACCOUNTING FOR UNCONSOLIDATED AFFILIATES

At March 31, 2007, investments in companies accounted for under the equity method consist of the following inactive foreign development-stage technology companies:

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

The Company does not have sufficient control over management, the board of directors or financial matters and accordingly the Company does not consolidate such entities. The above companies do not have any revenue nor any significant assets, liabilities, commitments and contingencies. The Company's carrying values in these equity-method investments is zero as of March 31, 2007.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

INCOME TAXES

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest Expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses".

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. The Company is delinquent in its findings of its 2004 and 2005 tax returns. The Company is subject to federal, state and local income tax examinations by tax authorities for years after December 31, 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the company's consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset (for its US operations excluding pre-merger net operating losses subject to limitations) of approximately $6.1 million as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $17.9 million, available to offset future taxable income through 2025. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income as tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

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

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. There were no costs capitalized during the three months ended March 31, 2007. There was no amortization expense for the three months ended March 31, 2007 and 2006 as the software product was not placed into use.

COMPREHENSIVE LOSS

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

Accumulated other comprehensive loss, at March 31, 2007, consists of foreign currency translation adjustments in the amount of $26,866.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 6, were not included in the calculation of diluted loss per share for the three months ended March 31, 2007 because their inclusion would have had been anti-dilutive.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

Net Income (Loss) Per Share of Common Stock:

                                                             Three Months Ended
                                                                  March 31,
                                                       --------------------------------
                                                            2007              2006
                                                       --------------    --------------
Numerator:
  Net (loss) income - numerator for
    basic income (loss) per share                      $  (1,255,936)    $   4,494,494

  Effect of dilutive securities:
    Interest related to Convertible Debentures                   N/A           486,635
                                                       --------------    --------------
  Numerator for diluted (loss) income per share -
    income after assumed conversions                   $  (1,255,936)    $   4,981,584
                                                       --------------    --------------

Denominator:
  Denominator for basic (loss) income per share -
    weighted average shares                              626,467,966       280,693,220
                                                       --------------    --------------
  Effect of diluted securities:
    Convertible debentures and accrued interest                  N/A       103,707,111
    Warrants                                                     N/A        62,402,594
                                                       --------------    --------------

Total potentially dilutive securities                            N/A       166,109,705
                                                       --------------    --------------

Denominator for diluted (loss) income per share -
  adjusted weighted average shares and assumed
  conversions                                            626,467,966       446,802,925
                                                       --------------    --------------

Basic net (loss) income per share                      $       (0.00)    $         0.02
                                                       ==============    ==============
Diluted net (loss) income per share                    $       (0.00)    $         0.01
                                                       ==============    ==============

BUSINESS SEGMENT

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operates in three geographic segments (see Note 8).

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

The Company's 2005 and 2006 Convertible Notes host embedded conversion options that are deemed to be free standing derivatives financial instruments which have been accounted for as derivative liabilities (Note 4).

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company and (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All of the outstanding warrants have been classified as free standing derivative liabilities (Note 4).

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

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

There were no stock options granted to employees or unvested stock options during the three months ended March 31, 2007 and the Company had no unvested options.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company's adoption of this pronouncement did not have an impact on the Company's financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company's adoption of this pronouncement did not have an impact on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements." This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company's adoption of this pronouncement did not have an impact on the Company's financial position, results of operations and cash flows.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. The Company's adoption of this pronouncement did not have an impact on the Company's financial position, results of operations and cash flows.

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

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company's adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations and cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-03"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The Company's adoption of this pronouncement did not have an impact on the Company's financial position, results of operations and cash flows.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3 - ROYALTY/LICENSE AGREEMENTS

The Company entered into nine Royalty and License Agreements. The Company has made various payments and is obligated to make additional non-refundable recoupable prepayments. At March 31, 2007 such fees aggregated as follows:

        Deferred license and other fees         $1,666,500
        Less: accumulated amortization            (598,030)
                                                ----------

                                                $1,068,470
                                                ==========

Royalty/license payments are accounted for in accordance with statement of Financial Accounting Standard ("SFAS") No. 50 "Financial Reporting for the Record and Music Industry". The Company reports such minimum guaranteed license payments as an asset and charged to expense in accordance with the terms of the license agreements. In May 2006 and August 2006, the Company signed agreements with EMI Music Publishing And EMI Records ("EMI") whereby EMI has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make non-refundable, recoupable prepayments to EMI in the amount of $385,000. These payments are recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $225,000 with a remaining payment of $162,500 to be paid to EMI at least 14 days prior to the commercial launch of the service. As of March 31, 2007, the Company has paid EMI $222,500 under these agreements.

In November 2006, the Company signed an agreement with Sony/ATV Music Publishing LLC ("ATV") whereby ATV has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make two non-refundable, recoupable prepayments to ATV in the amount of $15,000 and $15,000 for a total of $30,000. These payments shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $15,000 with remaining payment of $15,000 to be paid to ATV no later than March 31, 2007. As of March 31, 2007, the Company has made such payments totaling $30,000.

In April 2006, the Company signed an agreement with TVT Music Inc. and TVT Records ("TVT"), which was amended in December 2006, whereby TVT has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make a non-refundable, recoupable prepayments to TVT in the amount of $30,000. This payment shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due by December 2006. As of March 31, 2007, the Company has made such payments totaling $30,000.

In August 2006, the Company signed an agreement with Warner Music Inc ("Warner") whereby ATV has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make recoupable non-refundable payment of $100,000, $50,000 and $75,000 for a total of $225,000. These payments shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $100,000, with $50,000 due in 3 months of the signing date with remaining payments of $25,000 each to be paid in November and December 2006 and January 2007. As of December 31, 2006, the Company paid Warner $33,333 under the agreement, and was in default under the terms of the agreement. In February 2007, the Company paid an additional $33,333.

On April 17, 2007, the above payment terms were amended as follows: $85,000 payable upon signing of the amended agreement; $23,333 on May 15, 2007; $25,000 on June 15, 2007; and the final payment on June 17, 2007.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3 - ROYALTY/LICENSE AGREEMENTS (CONTINUED)

In October 2006, the Company signed an agreement with Sony BMG ("BMG"), whereby BMG has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make a non-refundable, recoupable prepayments to BMG in the amount of $1,000,000. This payment shall be recoupable against payments due under various subscription agreements. Under the terms of the agreement, the payments are due as follows: (a) upon execution of the agreement, the Company shall pay $200,000 with the remaining payment of $800,000 to be paid in equal monthly installments commencing in November. On March 26, 2007 the Company amended its payment terms with BMG. The new payment terms are as follows:
$200,000 upon the execution of the amended agreement and $800,000 in 12 equal payments of $66,666 commencing on July 1, 2007. As of March 31, 2007, the Company has paid $200,000 under this agreement

The terms of the licenses vary from twelve to twenty two months and provide for various conditions to be met. As of April 17, 2007 the Company was renegotiating the terms of some of the agreements that had certain milestones which as of April 17, 2007 had not been met and included the launching of the Qtrax site. The Company is in the process of renegotiating the terms of payment and milestones and is anticipating that these terms will be extended and milestones reset, however there is no guarantee that the record companies will alter the terms of the agreements. The inability to have terms and milestones adjusted will significantly impact the viability of the Qtrax product.

In September 2006, the Company signed an agreement with Universal Music Publishing Group ("UMP"), whereby UMP has licensed its music publishing properties for listening and download on the Company's Qtrax legal P2P music network. Under the terms of the agreement, the Company is required to make a non-refundable, recoupable prepayments to UMP in the amount of $30,000. This payment shall be recoupable against payments due under various subscription agreements with the amount due upon execution of the agreement. As of March 31, 2007, the Company has paid $30,000 under the terms of the agreement.

Amortization expense under these contracts totaled $258,030 for the three months ended March 31, 2007. This amount is included in general and administrative expenses in the accompanying statement of operations.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES

Convertible Debentures consist of the following at March 31,, 2007:

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


NOTE 4 - CONVERTIBLE DEBENTURES (CONTINUED)

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


NOTE 4 - CONVERTIBLE DEBENTURES (CONTINUED)

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

During the first quarter of 2007, $75,000 of debentures issued in 2006 and related accrued interest were converted into 4,244,330 shares of common stock. None of the new warrants issued in 2006 were exercised as of March 31, 2007

The Company is obligated to file a registration statement to register the shares of Common Stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company is obligated to pay the holder of the Debentures certain liquidated damages in the event that such registration statement was not timely filed and was not declared effective by a stated date. As of May 15, 2007, the Company has not filed such registration statement and, accordingly, liable for liquidating damages. As of March 31, 2007, the Company accrued liquidating damages of approximately $354,800.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 CONVERTIBLE DEBENTURES (CONTINUED)

The holders of Debentures have a lien on all of the Company's assets (including the Intellectual Property) and could foreclose in the event that the Company defaults under the Debentures. As of March 31, 2007, the Company was not in full compliance with the Debenture agreements, including the required repayment terms.

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

The fair value of all of the derivative obligations including the embedded conversion options and Warrants related to the Bridge Notes (Note 7) at March 31, 2007 totaled $6,651,705. The change in the fair value of the derivative liabilities during 2007 and 2006 was recorded as a gain on derivative liabilities during the three months ended March 31, 2007 and 2006 resulted in a gain of $3,476,925 and $8,919,806, respectively.

Amortization of debt discount related to the 2005 and 2006 Convertible Debentures for the three months ended March 31, 2007 and 2006 was $175,963 and $417,683, respectively.

NOTE 5 - CONVERTIBLE LOANS AND NOTES PAYABLE

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

The Notes do not bear interest but, as noted above, the face value of the Notes at issuance was equal to approximately 107% of the purchase price thereof. The Notes are due and payable between October 25, 2006 and January 15, 2007. When the Company amends the certificate of incorporation as described below, and if an event of default under the Note occurs then the Note will be convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to 75% of the average of the 5 lowest closing bid price of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. The Company may, at its option, prepay the Notes at any time. The holder may accelerate the maturity date of the Note following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy and certain judgment defaults. If an event of default occurs, the Notes provide for interest at 14% per annum commencing with the date of the default.

As of March 31, 2007, the Company was in default under the terms of the 2006 Bridge Loan agreements.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5 - CONVERTIBLE LOANS AND NOTES PAYABLE (CONTINUED)

If the holders of Common Stock approve an amendment to the Company's certificate of incorporation to increase its authorized capital stock to an amount sufficient to permit the exercise of the Note Warrants, then each Note Warrant will be exercisable from the date the Company files such amendment with the Secretary of State of the State of Delaware until June 27, 2011. The Note Warrants are exercisable at $0.07 per share, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. The holders of Note Warrants are entitled to effect a cashless exercise of the Note Warrants in certain circumstances. The holders of Note Warrants have been granted registration rights for the shares they receive upon exercise of the Note Warrants. The Company could be subject to certain penalties if after the amendment to the articles of incorporation the Company does not file a registration nor if the registration statement does not become effective after a certain period of time.

As a result of a floorless conversion option held by the holders of the Convertible Debentures, the derivatives embedded in the Convertible Debenture (the Conversion Option and Debenture Warrant) have been classified as derivative liabilities.

A debt discount of $1,642,916 was recorded in 2006 representing the value of the conversion options and warrants issued to the 2006 Bridge note holders. This amount was amortized to interest expense during 2006.

During 2006, the Company repaid $322,500 of the Bridge loans.

During the quarter ended March 31, 2007, the Company repaid $106,500 of the 2006 Bridge loans.

2007 Bridge Loans

Pursuant to 2007 Bridge Loan Agreements between the Company and three investors, the Company borrowed an aggregate of $1,310,000. The Bridge Loans are as follows:

In January 2007, the Company borrowed $150,000. The Company issued to the investor a Note ("Note") in the aggregate principal amount of $159,000 (an amount equal to approximately 106% of the purchase price of the Note) and warrants ("Note Warrants") to purchase 5,714,286 shares of Common Stock. The Company received net proceeds in such sale of $150,000. The Note was due on March 10, 2007 and the Company is currently in default under the terms of the agreement.

In February 2007, the Company borrowed $410,000. The Company issued to the investor a Note in the aggregate principal amount of $500,000 (an amount equal to the amount borrowed plus interest in the amount of $90,000) and Note Warrants to purchase 2,500,000 shares of Common Stock. The Company received net proceeds in such sale of $410,000. The Note is due in October 2007.

The Notes do not bear interest. When the Company amends the certificate of incorporation as described below, and if an event of default under the Note occurs then the Note will be convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to 75% of the average of the 5 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. The Company may, at its option, prepay the Notes at any time. The holder may accelerate the maturity date of the Note following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy and certain judgment defaults. If an event of default occurs, the Notes provide for interest at 14% per annum commencing with the date of the default.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5 - CONVERTIBLE LOANS AND NOTES PAYABLE (CONTINUED)

In March 2007, the Company borrowed $750,000. The Company issued to the investor a Note in the aggregate principal amount of $750,000, Note warrants to purchase 54,000,000 shares of Common Stock, and 10,000,000 shares of the Common Stock. The Company received net proceeds in such sale of $745,000. The Note is due in December 2007.

The Notes do not bear interest. From and after the date, the Company amends the certificate of incorporation as described below, if an event of default under the Note occurs then the Note will be convertible, at the holder's option, into shares of Common Stock at a conversion rate equal to 75% of the average of the 5 lowest closing bid prices of the Common Stock for the 30 trading days immediately preceding the applicable date of conversion. The Company may, at its option, prepay the Notes at any time. The holder may accelerate the maturity date of the Note following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy and certain judgment defaults. If an event of default occurs, the Notes provide for interest at 14% per annum commencing with the date of the default.

If the holders of Common Stock approve an amendment to the Company's certificate of incorporation to increase its authorized capital stock to an amount sufficient to permit the exercise of the Note Warrants, then each Note Warrant will be exercisable from the date the Company files such amendment with the Secretary of State of the State of Delaware until June 27, 2011. The Note Warrants are exercisable at a range of $0.07 to $0.36 per share, such exercise price subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, dividends of Common Stock and spin-offs. The holders of Note Warrants are entitled to effect a cashless exercise of the Note Warrants in certain circumstances. The holders of Note Warrants have been granted registration rights for the shares they receive upon exercise of the Note Warrants.

Regarding the above 2007 Bridge loans, the Company could be subject to certain penalties if after the amendment to the articles of incorporation the Company does not file a registration nor if the registration statement does not become effective after a certain period of time.

In the first quarter of 2007, a debt discount of $2,130,317 was recorded representing the value of the conversion options and warrants issued to the Bridge note holders. This amount was amortized to interest expense during the three months ended March 31, 2007.

Other Loans Payable

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

LTDN has loans outstanding payable to four unrelated parties that aggregate $463,117 at March 31, 2007 and December 31, 2006. These loans are all payable on demand and do not provide for interest.

As of December 31, 2005, LTDN had a loan payable to a related party of $211,440. This loan is payable on demand and provides for interest of 12% per annum. This loan was not repaid during 2006 nor in the first quarter of 2007.

As of March 31, 2007, Brilliant owed its Chief Executive Officer and another director/shareholder $1,574,529 related to advances and accrued salaries. These advances are payable on demand and do not provide for interest. This balance is included in due to related parties on the accompanying consolidated balance sheet.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6 - STOCKHOLDERS' EQUITY

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

COMMON STOCK ISSUANCES FOR THE THREE MONTHS ENDED MARCH 31, 2007

During the quarter ended March 31, 2007, the Company issued 750,000 of common shares in settlement for liabilities in the amount of $37,000 related to consulting expenses incurred in 2004.

During the quarter ended March 31, 2007, The Company issued shares in the total amount of 4,244,330 related to the conversion of convertible debt and note payable including accrued interest totaling $75,000.

During the quarter ended March 31, 2007, the Company issued shares in the total amount of 10,000,000 related to a financing expense valued at $500,000 based the price of the Company's common stock of $.05 per share.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6 - STOCKHOLDERS' EQUITY(CONTINUED)

WARRANTS

At March 31, 2007, there were outstanding warrants to purchase 1,000,000 shares of Common Stock at $0.165 per share (the "Old Warrants"), outstanding Warrants issued to the LTDN shareholders (the "LTDN Warrants") to purchase 107,884,680 shares of Common Stock at an exercise price of $0.04 per share and there were outstanding Debenture Warrants to purchase 44,928,570 shares of Common Stock at an exercise price of $0.10 per share and outstanding Debenture and Note warrants to purchase 76,683,280 shares of Common Stock at an exercise price of $0.07 per share. In addition, in connection with the 2007 Bridge Notes, the Company issued Warrants to purchase 62,214,286 shares of Common Stock at exercise prices ranging From $0.07 to $0.36 per share. Each Old Warrant is exercisable until December 19, 2008. Each Debenture Warrant is exercisable until the second anniversary of the effective date of the registration statement registering the shares of Common Stock issuable upon exercise of the Debenture Warrants. The Note warrants are exercisable over a five-year period.

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


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

The following is a summary of the Company's warrant activity:

                                                     DEBENTURE                            WEIGHTED
                                  COMPENSATORY          AND              LTDN              AVERAGE
                                    WARRANTS       NOTE WARRANTS       WARRANTS        EXERCISE PRICE
                                  ------------     -------------     ------------      --------------
Outstanding January 1, 2007          1,000,000       121,611,850      107,884,680      $          .06

Issued                                      --        62,214,286               --                 .17

Cancelled                                   --                --               --                  --

Exercised                                   --                --                                    -
                                  ------------     -------------     ------------      --------------

Balance March 31, 2007               1,000,000       183,826,136      107,884,680      $          .08
                                  ============     =============     ============      ==============

EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

        Bridge loans                                      (a) 48,466,667
        Convertible Debentures                            (b) 52,716,068
        Options to purchase Common Stock                       1,712,777
        Warrants to purchase Common Stock                    292,710,816
                                                        ----------------

        Total as March 31, 2007                              395,606,328
                                                        ================

            (a)   $1,817,500 / $.0375 (75% of market price at March 31, 2007 for note in default).
            (b)   $1,976,853 / $.0375 (75% of market price at March 31,
                  2007).

        Substantial issuances after March 31, 2007:

        Common Stock issued for conversions of
          Convertible Debentures                              12,473,230

The Company will not have sufficient Common shares available to issue should all of the above conversions and exercises occur. Accordingly, the Company may have to settle these contracts in cash if they are not successful in increasing the authorized number of shares (Note 9).

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7 - COMMITMENTS AND OTHER MATTERS

CONSULTING AND EMPLOYMENT AGREEMENT

During October 2005, the Company entered into a one-year consulting agreement with a stockholder which provides for monthly payments of approximately $12,000. The agreement is automatically renewable for an additional year, unless both parties mutually agree not to renew. As of March 31, 2007, amounts owed to such individual approximated $186,000.

During October 2006, the Company entered into an employment contract with an individual to act as Chief Operating Officer with an annual base salary of $333,000. As of March 31, 2007, amount owed under this agreement is $83,250. In April of 2007, the COO resigned and the Company accepted his resignation "with Regret" (see Note 9).

COMPENSATION AGREEMENT

Pursuant to a 2005 compensation arrangement, the Company's Chief Executive officer is being paid a salary of $275,000 per annum plus an expense allowance of approximately $7,600 per month. Accrued amounts under this agreement total $456,550 as of March 31, 2007.

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

ACQUISITION OF IN-PROCESS TECHNOLOGIES

In connection with an oral agreement, the Company has agreed to acquire the rights to certain in-process technologies now held by a German bank, for an estimated purchase price of $500,000 payable in cash and/or common stock. Management of the Company has indicated that this transaction is expected to close during 2007 although there is no assurance it will be consummated. As of March 31, 2007, LTDN has paid $352,089 to the German bank as part of this oral agreement.

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

LEGAL DISPUTES

On March 31, 2007, Leslie Dick Worldwide, LTD filed a complaint in the Supreme Court of the State of New York against us. Such complaint relates to claims of breach of contract. The Company has counter-claimed against the petitioner, management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flow.

During the quarter ended June 30, 2003, the Company was notified that Dr. Jurgen Lempert intended to commence legal proceedings against Brilliant relating to his termination as Chief Executive Officer of Brilliant Nuklear. A German court ruled that Dr. Lempert is entitled to collect $69,629. As of March 31, 2007, the Company has accrued such amounts.

On March 2, 2007, Nancy L. Donenfeld and Thelma L. Donenfeld, as trustee of the Nancy L. Donenfeld Trust filed a complaint in the Supreme Court of the State of New York, County of New York against us, Allan Klepfisz, our Chief Executive Officer, and Ethel Griffin, public administratrix of the estate of Kurt Seifman. Such complaint relates to the alleged default by us under a loan agreement with the plaintiffs. Such complaint seeks compensatory damages in the amount of $459,892.67 plus interest and late fees of approximately $900,000 and the value of certain restricted shares issued to such plaintiffs and punitive damages in the amount of $5,000,000. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flow.

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

Dr. Alexander Kaul, former Chairman of the Supervisory Board of Brilliant Nuklear, initiated legal proceedings against Brilliant for monies he believes are due him under his terminated employment contract. A German court ruled that Dr. Kaul is entitled to collect approximately $67,808. As of March 31, 2007, the Company has accrued such amounts.

Peter Goerke, a former Vice President of Brilliant, initiated legal proceedings against Brilliant for the value of his remaining employment agreement, accrued wages and expenses. A German court ruled that Mr. Goerke is not entitled to the remaining value of his employment contract and is only entitled to collect approximately $197,486. As of March 31, 2007, Brilliant has accrued such amount. Mr. Goerke has filed for a lien against certain assets of Cetoni Umwelttechnologie Entwicklungs Gmbh ("Cetoni"), one of Brilliant's wholly owned subsidiaries.

Cnet Networks, Inc. initiated proceedings against LTDN for amounts due it by a former third party affiliate of LTDN. During June 2005, Cnet Networks, Inc. received a judgment in the amount of $100,000 against LTDN. LTDN believes that it is not liable for this amount and intends to appeal the verdict. Additionally, LTDN believes that it has a cause of action against Cnet Networks, Inc. relating to a breach of contract and other claims relating to a contract between it and Cnet Networks, Inc. As of March 31, 2007, LTDN accrued $100,000 related to this judgment.

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

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

The Company has been late in three of its periodic filings with the Securities and Exchange Commission ("SEC") during 2006, of which the December 31, 2006 10-KSB was the last late filing. Accordingly, currently the Company is ineligible for quotation by an NASD member. The Company has requested relief from the SEC under a hardship provision. If the Company is not successful with its request from the SEC, the Company will remain listed on the "Pink Sheets."

NOTE 8 - SEGMENT REPORTING

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

               BRILLIANT TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 8 - SEGMENT REPORTING (CONTINUED)

Segment results for the three months ended March 31, 2007 and 2006 are as follows:


2007:                               U.S.A.        Australia       Germany       Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------
Net income (loss)               $ (1,071,975)    $  (183,961)   $         --    $         --    $ (1,255,936)
                                ===============================================================================

Depreciation and amortization   $         --     $     8,146    $         --    $         --    $      8,146
                                ===============================================================================

Identifiable assets             $  1,917,173     $   695,676    $        109    $         --    $  2,612,958
                                ===============================================================================


2006:                               U.S.A.        Australia       Germany       Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------

Net income (loss)               $  6,035,970     $(1,498,194)   $         --    $         --    $  4,537,776
                                ===============================================================================

Depreciation and amortization   $         --     $     7,573    $         --    $         --    $      7,573
                                ===============================================================================

Identifiable assets             $     55,547     $   938,031    $         99    $         --    $    993,677
                                ===============================================================================

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company issued shares in the total amount of 12,473,230 related to the conversion of convertible debt and note payable including accrued interest totaling approximately of $362,000.

On March 14, 2007, the Company filed a definitive proxy pursuant to which the shareholders will vote on an increase in the number of authorized common shares from 800 million to 1.5 billion. The meeting was to be held on April 23, 2007. The meeting was subsequently postponed. As of May 14, 2008, the meeting has not been rescheduled.

On April 17, 2007, the Company entered into a separation agreement with its current COO. The agreement requires the Company to pay approximately $250,000 due May 30, 2007 and 4,000,000 shares of the Company's Common Stock.

ITEM 2. PLAN OF OPERATION

As used in this quarterly report, references to "we", "us" and "our" refer to Brilliant Technologies Corporation and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this quarterly report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. In addition, this quarterly report contains certain statements that are "forward looking statements", which relate to future events or our future financial performance. Any statements contained in this quarterly report which are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, forward looking statements can be identified by the use of words such as "believes," "expects," "intends," "projects," "anticipates," "contemplates," or "estimates." Although we believe that the expectations reflected in the forward looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, forward looking statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness, ability to raise working capital, or other aspects of operating results or financial position. All phases of our operations are subject to a number of uncertainties, risks and other influences which are set forth in detail in Item 1A of our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 under the caption entitled "Risk Factors", many of which are outside of our control and any one of which, or a combination of which, could materially affect our results of operations and whether the forward looking statements made by us ultimately prove to be accurate.

GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring substantial additional losses in 2007. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no significant revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2007, the Company had an accumulated deficit since inception of $52,437,606 and a working capital deficiency and stockholder's deficiency of $21,598,529 and $19,583,195 respectively.

We are a development stage company and our efforts have been primarily devoted to technology identification and acquisition, research and development and raising capital. This discussion provides an analysis of our anticipated plan of operation for the next 12 months.

During the next 12 months we intend to concentrate on the (i) continued development and marketing of the software products of LTDnetwork, Inc., which is referred to in this quarterly report as "LTDN", including our Qtrax service,
(ii) commercialization of our proprietary resealable metal beverage can, and
(iii) commercialization of products developed by Alfa-Pro Products GmbH and from the intellectual property acquired from Schlattl GBR.

As we prepare to launch the Qtrax service in 2007, we have obtained the necessary music licensing agreements from several prominent record companies in order to provide the digital music content of the site. The music license contracts allow us to make available on Qtrax, the electronic libraries of the record companies in an unrestricted manner for downloading. It is our intention to have all music available on the various record companies' libraries available for access upon commercial launch.

The terms of the licenses vary from twelve to twenty-two months and provide for various conditions to be met. As of May 17, 2007 we were renegotiating the terms of some of the agreements that had certain milestones which as of May 17, 2007 had not been met and included the launching of the Qtrax site. We are in the process of renegotiating the terms of payment and milestones and we are confident that these terms will be extended and milestones reset, however there is no guarantee that the record companies will alter the terms of our agreements. The inability to have terms and milestones adjusted will significantly impact the viability of the Qtrax service.

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

As of May 17, 2007, $1,760,000 of our 9% Convertible Debentures are outstanding. In addition, we have raised from various financing sources $2,841,000 in bridge loan financing.

DEBENTURES DUE AUGUST 20, 2006

An aggregate of $150,000 of such 9% Convertible Debentures were due and payable on August 20, 2006 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are in default but the holders thereof have taken no action with respect to the collection of such 9% Convertible Debentures. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 10 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 9.99% of our common stock following such conversion. If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

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

DEBENTURES DUE MARCH 24, 2007

An aggregate of $325,000 of such 9% Convertible Debentures were due and payable on March 24, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are in default but the holders thereof have taken no action with respect to the collection of such 9% Convertible Debentures. Such 9% Convertible Debentures are convertible, at the holder's option, into shares of our common stock at a conversion rate equal to the lesser of $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs) and 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. Subject to limited exceptions, a holder shall not be entitled to convert a 9% Convertible Debenture held by such holder if such conversion would result in such holder beneficially owning more than 4.99% of our common stock following such conversion. If a holder elects to convert all or a portion of such 9% Convertible Debentures and the conversion price is less than $0.07 (subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of common stock and spin-offs), in lieu of effecting such conversion, we may elect to redeem the amount of such 9% Convertible Debentures requested to be so converted at a purchase price equal to 150% of the principal amount of such 9% Convertible Debentures plus accrued and unpaid interest to the date of redemption. The holder may accelerate the maturity date of such 9% Convertible Debentures following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy, certain judgment defaults and the suspension of our common stock from trading on the OTC Bulletin Board. Such 9% Convertible Debentures are secured by a security interest in all of our assets.

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

DEBENTURES DUE APRIL 3, 2007

An aggregate of $575,000 of such 9% Convertible Debentures were due and payable on April 3, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are in default but the holders thereof have taken no action with respect to the collection of such 9% Convertible Debentures. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above.

DEBENTURES DUE MAY 2, 2007

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

DEBENTURES DUE MAY 31, 2007

An aggregate of $80,000 of such 9% Convertible Debentures are due and payable on May 31, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. Such 9% Convertible Debentures are in default but the holders thereof have taken no action with respect to the collection of such 9% Convertible Debentures.

DEBENTURES DUE JUNE 1, 2007

An aggregate of $190,000 of such 9% Convertible Debentures are due and payable on June 1, 2007 and bear interest at 9% per annum on a simple non-compounded basis. Such 9% Convertible Debentures are otherwise on the same terms as our 9% Convertible Debentures due on March 24, 2007 described above. Such 9% Convertible Debentures are in default but the holders thereof have taken no action with respect to the collection of such 9% Convertible Debentures.

BRIDGE LOAN FINANCING

We have borrowed an aggregate of $2,841,000 from various investors. In connection with such financing, we issued warrants to purchase 117,397,572 shares of our common stock.

Such Notes do not bear interest but, as noted above, the face value of such Notes at issuance was equal to a certain percentage above the purchase price thereof. All such Notes are due and payable prior to the end of 2006. >From and after the date we amend our certificate of incorporation as described below, if an event of default under such Notes occurs then such Notes will be convertible, at the holder's option, into shares of our common stock at a conversion rate equal to 75% of the average of the 5 lowest closing bid prices of our common stock for the 30 trading days immediately preceding the applicable date of conversion. We may, at our option, prepay such Notes at any time. The holders of such Notes may accelerate the maturity date of such Notes following the occurrence of customary events of default, including, without limitation, payment defaults, breaches of certain covenants and representations, certain events of bankruptcy and certain judgment defaults.

If the holders of our common stock approve an amendment to our certificate of incorporation to increase our authorized capital stock to an amount sufficient to permit the exercise of such warrants, then each such warrant will be exercisable from the date we file such amendment with the Secretary of State of the State of Delaware until the expiration date provided in each such warrant. Such warrants are exercisable at $0.07 per share, such exercise price subject to adjustment for subsequent lower price issuances by us and other customary events including stock splits, reverse stock splits, dividends of our common stock and spin-offs. The holders of such warrants are entitled to effect a cashless exercise of such warrants in certain circumstances. Such Notes are in default but the holders thereof have taken no action with respect to the collection of such Notes.

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

In connection with the audit of our financial statements for the year ended December 31, 2006 our auditors identified the following material weaknesses (and such weaknesses continued during the quarter ended March 31, 2007):

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

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 2, 2007, Nancy L. Donenfeld and Thelma L. Donenfeld, as trustee of the Nancy L. Donenfeld Trust filed a complaint in the Supreme Court of the State of New York, County of New York against us, Allan Klepfisz, our Chief Executive Officer, and Ethel Griffin, public administratrix of the estate of Kurt Seifman. Such complaint relates to the alleged default by us under a loan agreement with the plaintiffs. Such complaint seeks compensatory damages in the amount of $459,892.67 plus interest and late fees of approximately $900,000 and the value of certain restricted shares issued to such plaintiffs and punitive damages in the amount of $5,000,000. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flow.

We are subject to various matters of litigation during our normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not purchased any of our equity securities during the quarter ended March 31, 2007. Except as described below, all unregistered sales of our equity securities during the quarter ended March 31, 2007 have previously been reported on Current Reports on Form 8-K.

We issued 750,000 shares of our common stock in settlement for liabilities in the amount of $37,000 related to consulting expenses incurred in 2004.

We issued 4,244,330 shares of our common stock related to the conversion of convertible debt and note payable including accrued interest totaling $75,000.

We issued 10,000,000 shares of our common stock related to a financing expense valued at $500,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We are currently in default on all of the indebtedness described in Item 2 (Plan of Operation) above, except for 1,160,000 of the Bridge Loans.

In addition, on March 2, 2007, Nancy L. Donenfeld and Thelma L. Donenfeld, as trustee of the Nancy L. Donenfeld Trust filed a complaint in the Supreme Court of the State of New York, County of New York against us, Allan Klepfisz, our Chief Executive Officer, and Ethel Griffin, public administratrix of the estate of Kurt Seifman. Such complaint relates to the alleged default by us under a loan agreement with the plaintiffs. Such complaint seeks compensatory damages in the amount of $459,892.67 plus interest and late fees of approximately $900,000 and the value of certain restricted shares issued to such plaintiffs and punitive damages in the amount of $5,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit 31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BRILLIANT TECHNOLOGIES CORPORATION

Dated: May 19, 2007                   By /s/ Allan Klepfisz
                                         --------------------------------------
                                         Allan Klepfisz
                                         Chief Executive Officer, President and
                                           Acting Chief Financial Officer